Form 10-Q
period 2004-03-31
ATHEROS COMMUNICATIONS INC
filed 2004-05-14
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-50534

ATHEROS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0485570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

529 Almanor Avenue, Sunnyvale, CA 94085-3512

(Address of principal executive offices, Zip Code)

(408) 773-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

As of May 12, 2004, 46,889,285 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$119,340	$13,615
Marketable securities	39,058	15,424
Accounts receivable, net	12,475	9,855
Inventories	14,763	10,929
Prepaid expenses and other current assets	1,952	1,110

Total current assets	187,588	50,933
Property and equipment, net	2,549	2,346
Other assets	1,951	2,607

	$192,088	$55,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$4,000
Accounts payable	17,284	15,585
Accrued liabilities	13,504	10,838
Current portion of debt and capital lease obligations	557	1,346

Total current liabilities	31,345	31,769

Long-term liabilities	1,440	1,831

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	—	98,344
Common stock	246,803	15,000
Stockholder notes receivable	(123)	(123)
Deferred stock-based compensation	(5,165)	(6,344)
Accumulated deficit	(82,212)	(84,591)

Total stockholders’ equity	159,303	22,286

	$192,088	$55,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenue	$43,099	$9,406
Cost of goods sold (1)	24,068	5,479

Gross profit	19,031	3,927

Operating expenses:
Research and development (1)	9,725	6,272
Sales and marketing (1)	3,501	2,094
General and administrative (1)	2,230	934
Stock-based compensation	1,116	62

Total operating expenses	16,572	9,362

Income (loss) from operations	2,459	(5,435)
Interest income, net	153	28

Income (loss) before income taxes	2,612	(5,407)
Income taxes	233	—

Net income (loss)	$2,379	$(5,407)

Basic net income (loss) per share	$0.08	$(0.46)

Shares used in computing basic net income (loss) per share	30,774	11,634

Diluted net income (loss) per share	$0.05	$(0.46)

Shares used in computing diluted net income (loss) per share	48,230	11,634

(1) Amounts exclude stock-based compensation, as follows:
Cost of goods sold	$75	$—
Research and development	364	42
Sales and marketing	257	1
General and administrative	420	19

	$1,116	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,379	$(5,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	453	433
Issuance of common stock and stock options in exchange for services	—	59
Amortization of deferred stock-based compensation	1,116	4
Amortization of warrants	12	21
Change in assets and liabilities:
Accounts receivable	(2,620)	(3,270)
Inventories	(3,834)	2,061
Prepaid expenses and other current assets	(800)	(186)
Accounts payable	1,699	2,051
Deferred revenue	1,184	30
Other accrued liabilities	2,460	593

Net cash provided by (used in) operating activities	2,049	(3,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(656)	(140)
Purchase of marketable securities	(36,525)	(2,404)
Maturities of marketable securities	12,894	5,380
Other assets	602	17

Net cash provided by (used in) investing activities	(23,685)	2,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	133,526	21
Repurchase of common stock	(8)	—
Short-term borrowings	—	2,000
Repayment of short-term borrowings	(4,000)	—
Proceeds from issuance of debt	—	297
Repayments of debt and capital lease obligations	(2,157)	(336)

Net cash provided by financing activities	127,361	1,982

NET INCREASE IN CASH AND CASH EQUIVALENTS	105,725	1,224
CASH AND CASH EQUIVALENTS, Beginning of period	13,615	3,094

CASH AND CASH EQUIVALENTS, End of period	$119,340	$4,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization – Atheros Communications, Inc. (the “Company”) was incorporated in May 1998 in the state of Delaware and commenced operations in December 1998. The Company is a developer of semiconductor system solutions for wireless communications products.

Basis of Presentation and Use of Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2003 balance sheet was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003 included in its Form S-1, as filed on February 11, 2004 with the SEC. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any future periods.

2. Stockholders’ Equity

On January 23, 2004, the Company completed a 3-for-4 reverse split of its outstanding common stock. All information related to common stock, options and warrants to purchase common stock and earnings per share included in the accompanying condensed consolidated financial statements have been adjusted to give effect to the reverse stock split.

In February 2004, the Company completed an initial public offering whereby it sold 10,350,000 shares of common stock (including underwriters’ overallotment) and received net proceeds of $133.5 million (after underwriters’ discount and related offering expenses). Upon the closing of the initial public offering, all outstanding shares of the Company’s convertible preferred stock converted into 22,532,670 shares of common stock.

On February 26, 2004, the Company filed a Form S-8 to register its stock option plans with the SEC. The Company registered 750,000 shares for its 2004 Employee Stock Purchase Plan (“ESPP”), 2,553,830 shares for its 2004 Stock Incentive Plan and 8,694,098 outstanding options under its 1998 Stock Incentive Plan. The ESPP allows qualified employees to purchase shares at a 15% discount from a price pre-determined by the market value of the stock at the beginning and ending of the offering period, which occurs twice yearly. The 2004 Stock Incentive Plan shares will be used to grant non-qualified stock options to employees and consultants of the Company as the management and board of directors determine. The outstanding options under the 1998 Stock Incentive Plan represent existing option grants to employees and consultants of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form S-1 filed with the SEC on February 11, 2004. The Company’s significant accounting policies have not changed during the three months ended March 31, 2004.

Stock-Based Compensation – The Company accounts for stock-based compensation to employees in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services,” which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are provided. Such expenses are measured using the value of the equity instruments issued, as this is more readily determinable than the fair value of the services received.

The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income or loss and net income or loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$2,379	$(5,407)
Add: total stock-based employee compensation included in reported net income (loss)	1,116	62
Less: total stock based compensation determined under the fair value based method for all awards	(1,767)	(128)

Pro forma net income (loss)	$1,728	$(5,473)

Basic net income (loss) per share as reported	$0.08	$(0.46)

Diluted net income (loss) per share as reported	$0.05	$(0.46)

Pro forma basic net income (loss) per share	$0.06	$(0.47)

Pro forma diluted net income (loss) per share	$0.04	$(0.47)

Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its proposed initial public offering, the Company used the minimum value method to estimate the fair value of options granted to employees. Options granted subsequent to November 26, 2003 were valued using the Black-Scholes valuation model. The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Estimated life (in years)	4.7	4.6
Risk-free interest rate	3.2%	2.8%
Expected dividends	—	—
Volatility	80%	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Product Warranty – The Company generally provides a warranty on its products for a period of one year, however, it may be greater for certain customers. Accordingly, the Company provides for the warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If the actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of sales may be required in future periods. Components of the accrual for warranty costs are as follows (in thousands):

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Beginning balance	$578	$160
Additions related to current period sales	322	719
Warranty costs incurred in the current period	(6)	(148)
Adjustments to accruals related to prior period sales	(66)	(153)

Ending balance	$828	$578

4. Inventories

Inventories consist of (in thousands):

	March 31, 2004	December 31, 2003
Finished goods	$7,770	$5,641
Work-in-process	6,982	5,124
Raw materials	11	164

Total	$14,763	$10,929

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2004	December 31, 2003
Accrued marketing development funds	$5,263	$2,996
Accrued compensation and benefits	2,214	2,944
Other liabilities	6,027	4,898

Total	$13,504	$10,838

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Short and Long-Term Debt

Bank Loan and Security Agreement

In March 2003 the Company entered into a loan agreement with a bank, which was amended in December 2003 (the “Agreement”). The Agreement allows the Company to finance up to $10,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. Borrowings under the Agreement are secured by all of the tangible assets of the Company. The Agreement contains financial covenants related to tangible net worth, as well as other nonfinancial covenants. Interest on borrowings under the working capital line is payable monthly and is calculated at the bank’s prime rate (4.0% at March 31, 2004) plus 1.0%. Borrowings under the working capital line are due in March 2005, or earlier as required by borrowing limits defined in the Agreement. Principal and interest is payable monthly for borrowings related to equipment purchases.

As of December 31, 2003, $4,000,000 and $1,837,000 was outstanding under the working capital and equipment purchase arrangements, respectively. In February 2004, the Company repaid these balances in full and no balances were outstanding at March 31, 2004. The Company had $10,000,000 available for borrowing under the working capital arrangement and no further funds available for borrowing under the equipment purchase arrangement at March 31, 2004.

7. Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months ended March 31,
	2004	2003
Net income (loss) (numerator)	$2,379	$(5,407)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	31,260	12,856
Weighted average shares subject to repurchase	(486)	(1,222)

Shares used to calculate basic net income (loss) per share	30,774	11,634
Effect of dilutive securities:
Convertible preferred stock	10,647	—
Common stock options and warrants	6,323	—
Shares subject to repurchase	486	—

Shares used to calculate diluted net income (loss) per share	48,230	11,634

Basic net income (loss) per share	$0.08	$(0.46)

Diluted net income (loss) per share	$0.05	$(0.46)

For the three months ended March 31, 2003 the incremental shares from the assumed exercise of 4,990,016 stock options were not included in computing the dilutive per share amounts because the Company’s net losses would result in these options having an anti-dilutive effect.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless LAN industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	Three Months Ended March 31,
	2004	2003
Taiwan	90%	73%
Singapore	5	—
Japan	3	17
United States	1	3
Other	1	7

Significant Customers

Customers representing greater than 10% of net revenues are as follows:

	Three Months Ended March 31,
	2004	2003
Ambit Microsystems Corporation	33%	*	%
Askey Computer Corporation	16	*
Alpha Networks, Inc. (formerly D-Link Corporation)	11	11
Global Sun Technology Inc.	*	35

Customers representing greater than 10% of net accounts receivable are as follows:

	March 31, 2004	December 31, 2003
Ambit Microsystems Corporation	49%	20%
Alpha Networks, Inc. (formerly D-Link Corporation)	16	*
Askey Computer Corporation	11	*
Global Sun Technology Inc.	11	32

*	less than 10% in the applicable period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our expenses, our anticipated cash needs, our anticipated capital requirements, our needs for additional financing and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. We were incorporated in May 1998 and commenced operations in December 1998. Through December 31, 2000, we were engaged principally in research and development. We first generated meaningful revenue from sales of our products in the fourth quarter of 2001. Our revenue from 2001 through the first half of 2002 was characterized by relatively low volumes and high gross margins. Our revenue for the second half of 2002, the year ended December 31, 2003 and the first quarter of 2004 was characterized by higher volumes and decreasing average selling prices for our chipsets. Although our results for the first quarter of 2004 were profitable, we experienced net losses in each period since inception through December 31, 2003. Through March 31, 2004, we had an accumulated deficit of $82.2 million.

Our product portfolio is currently comprised of various generations of our radio-on-a-chip, media access controller+baseband and wireless system-on-a-chip products supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards. These products are typically sold together as chipsets as part of a wireless system solution that also incorporates software and system-level reference designs. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot and consumer electronics markets.

Revenue. Our revenue is derived primarily from the sale of WLAN chipset products and, to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access point and cardbus products. Some OEMs directly purchase chipsets from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products which the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we recognize revenue based on the shipment of chipsets to this customer. A single ODM may provide our products based on our chipsets to numerous OEMs. However, we maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we will continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

In the three months ended March 31, 2004, Ambit Microsystems, Askey Computer Corporation and Alpha Networks (formerly D-Link Corporation) accounted for 33%, 16% and 11% of our net revenue, respectively. In the three months ended March 31, 2003, Global Sun Technology and Alpha Networks accounted for 35% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small list of ODM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 99% and 95% of net revenues for the first three months of 2004 and 2003, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and charges for excess or obsolete inventory caused by transitions from older to newer products. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also have the yield risk related to manufacturing these wafers into die.

Research and Development. Research and development expense relates primarily to compensation and associated costs related to development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation, occupancy costs and depreciation expense. All research and development costs are expensed as incurred. We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products to be competitive in the future.

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses and occupancy costs. Sales and marketing expenses decreased during the three months ended March 31, 2004 as compared to the three months ended December 31, 2003. However, we expect sales and marketing expenses will increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions.

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees and occupancy costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and improvements to our information technology infrastructure.

Stock-Based Compensation. In connection with the grant of stock options in 2001, 2002 and 2003, we have recorded an aggregate of $5.5 million in stock-based compensation through March 31, 2004. These options are considered compensatory because the fair market value of our stock determined for financial reporting purposes is greater than the fair value determined by the board of directors on the date of the grant or issuance. As of March 31, 2004, we had an aggregate of $5.2 million in stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related option and warrant, which is generally four to five years using the graded vesting method. This deferred stock-based compensation balance will be amortized as follows, assuming no forfeiture of awards: $2.6 million during the remaining three quarters of 2004; $1.6 million during 2005; $750,000 during 2006; $206,000 during 2007; and $12,000 during 2008.

Interest Income, Net. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances. Interest expense consists of interest on our revolving line of credit, equipment loans and equipment lease.

Provision for Income Taxes. Although we have achieved profitability in the three months ended March 31, 2004, we have incurred net losses in all prior periods since our inception. Therefore, we have recorded no provision for federal and state income taxes since inception. As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $68.0 million and $20.9 million, respectively. These net operating loss carryforwards expire through 2023 and 2013, respectively. We also had research and development credit carryforwards of approximately $6.5 million and $3.3 million for federal and state tax purposes. The federal tax credit carryforward expires beginning in 2018. The state tax credit carryforward has no expiration. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty of their realizability. Since 2001, we have provided for certain income taxes related to our foreign operations.

Under the Internal Revenue Code, certain substantial changes in ownership could result in an annual limitation on the amount of operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

Revenue Recognition. We derive revenue primarily from three sources:

•	the sale of our wireless chipsets and reference designs;

•	our licensed software and technical documentation; and

•	service and support revenue relating to the licensed software.

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for the products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

We provide marketing incentives to some of our direct and indirect customers. These payments are recorded as a reduction of revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Inventory. We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventories at the lower of actual cost (using the first-in, first-out method) or its current estimated market value. We adjust our inventory to the estimated lower of cost or market value or to account for its obsolescence or unmarketability. Adjustments are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold.

Stock Options. We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 3 of our unaudited condensed consolidated financial statements.

Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. Although most of our receivables from inception have been backed by letters of credit, some of our major customers are converting to open credit terms. Therefore, a significant change in the liquidity or financial position of any one customer could make collection of our accounts receivable more difficult and require us to increase our allowance for doubtful accounts.

Warranty Accrual. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our chipset suppliers, our warranty obligation is affected by product failure rates, the cost of replacement chipsets and inbound and outbound freight costs incurred in replacing a chipset after failure. We continuously monitor chipset returns for warranty and maintain an accrual for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual failure rates, cost of chipset replacement and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty accrual would be required.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Consolidated Statements of Operations Data:
Net revenue	100%	100%
Cost of goods sold	56	58

Gross profit	44	42
Operating expense:
Research and development	23	67
Sales and marketing	8	22
General and administrative	5	10
Stock-based compensation	2	1

Total operating expenses	38	100

Income (loss) from operations	6	(58)
Interest income, net	1	—
Income taxes	(1)	—

Net income (loss)	6%	(58)%

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Net Revenue. Net revenue for the three months ended March 31, 2004 was $43.1 million compared to $9.4 million for the comparable period of 2003, an increase of $33.7 million, or 358%. Net revenue has increased sequentially from the first quarter of 2003 through the first quarter of 2004 due to the increased acceptance of our second, third and fourth generation of wireless chipset products, an increase in the number of Personal Computer Original Equipment Manufacturers (“PC OEM’s”) and networking manufacturer design wins and the broadening of our product line to provide integrated 802.11b, 802.11g and 802.11a products. As a result, the total number of chipsets shipped increased from approximately 0.5 million in the first three months of 2003 to approximately 3.2 million for the comparable period in 2004.

Gross Profit. Gross profit for the three months ended March 31, 2004 was $19.0 million compared to $3.9 million for the three months ended March 31, 2003, an increase of $15.1 million, or 385%. In 2003 and the first three months of 2004, we focused on addressing higher volume markets, including the market for 802.11g and multi-mode products. This resulted in increased chipset volumes of approximately 600% and increased the absolute gross profit dollars from period to period. Gross profit as a percentage of revenue increased to 44.2% for the three months ended March 31, 2004 compared to 41.7% in the comparable period of 2003. This increase resulted from a decrease in per unit costs related to design efficiencies and volume purchasing discounts in the first quarter of 2004, partially offset by a 34% decrease in average selling price. During the first three months of 2004 and 2003, software license fee revenue contributed 0.6% and 4.7%, respectively, to our gross margins.

Research and Development. Research and development expense was $9.7 million for the first three months of 2004, or 23% of net revenue, compared to $6.3 million for the three months ended March 31, 2003, or 67% of net revenue. This increase in absolute dollars was primarily due to increased compensation related costs of $1.7 million and software development licenses of $188,000 resulting from a 50% increase in headcount in the three months ended March 31, 2004 over the same period in 2003. Additionally, our licensing costs for intellectual property, evaluation and prototype expenses and consulting costs increased $1.0 million in the three months ended March 31, 2004 over the same period in 2003 primarily resulting from the development effort related to seven new chips in the three months ended March 31, 2004 as compared to five new chips in the same period of 2003.

Sales and Marketing. Sales and marketing expense was $3.5 million for the three months ended March 31, 2004, or 8% of net revenue, compared to $2.1 million for the three months ended March 31, 2003, or 22% of net revenue. This increase in absolute dollars was primarily due to an increase in compensation costs and travel expenses of $927,000 related to a 57% increase in sales and marketing headcount in the three months ended March 31, 2004 over the three months ended March 31, 2003.

General and Administrative. General and administrative expense increased to $2.2 million, or 5% of net revenue, for the three months ended March 31, 2004, from $934,000, or 10% of revenue, for the three months ended March 31, 2003. This increase in absolute dollars was primarily due to additional compensation costs and travel expenses of $452,000 resulting from a 54% increase in headcount in the three months ended March 31, 2004 over the same period in 2003. Additionally, professional fees increased $341,000 for the three months ended March 31, 2004 over the three months ended March 31, 2003 resulting from increased legal fees for work related to patent filings and tax accounting fees.

Stock-Based Compensation. Stock-based compensation was $1.1 million and $62,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in stock-based compensation resulted primarily from the amortization of deferred stock-based compensation recorded on stock option grants in the second half of 2003.

Interest Income, Net. Interest income, net was $153,000 for the three months ended March 31, 2004 compared to $28,000 for the comparable period in 2003. During 2004, we experienced a higher amount of interest income from our investment balances which increased after the completion of our initial public offering in February 2004. Our initial public offering provided us with an additional $133.5 million in net proceeds.

Liquidity and Capital Resources

As of March 31, 2004, we had $158.4 million in cash, cash equivalents and marketable securities. In February 2004, we completed an initial public offering of 10,350,000 shares of our common stock resulting in net proceeds to us of approximately $133.5 million. We used $5.8 million to pay in full outstanding balances under our revolving credit facility and equipment loan. As of March 31, 2004, we have $10.0 million available for borrowing under the revolving credit facility and no further funds available for borrowing under the equipment loan. The loan agreement contains financial and nonfinancial covenants with which we must comply. As of March 31, 2004, we were in compliance with all required covenants.

Operating Activities: Our operating activities provided $2.0 million of cash for the three months ended March 31, 2004 and used cash of $3.6 million for the three months ended March 31, 2003. The improvement in our cash flow resulted primarily from net income of $2.4 million in the quarter ended March 31, 2004 as compared to the net loss of $5.4 million in the quarter ended March 31, 2003. Our accounts receivable increased $2.6 million and $3.3 million, for the three months ended March 31, 2004 and 2003, respectively, related to increased revenue and the timing of customer payments. Inventories increased $3.8 million for the three months ended March 31, 2004 as we built inventory in order to meet the increased anticipated future demand for our products. Our inventories decreased $2.1 million in the three months ended March 31, 2003 as increased customer demand decreased our inventory on hand. Accounts payable increased $1.7 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively, primarily relating to increases in inventory balances and working capital needs. Our other accrued liabilities increased $2.5 million and $593,000 during the three months ended March 31, 2004 and 2003, respectively, due primarily to a $2.3 million and $347,000 growth in accrued marketing development funds associated with increases in revenues during each period, respectively.

Investing Activities. Our investing activities used $23.7 million in the three months ended March 31, 2004, and provided cash of $2.9 million in the three months ended March 31, 2003. Our investing activities primarily resulted from the purchase and maturities of our marketable securities and purchases of property and equipment.

Financing Activities. Our financing activities provided cash of $127.4 million and $2.0 million in the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided in 2004 related to the net proceeds from our initial public offering of $133.5 million, partially offset by the repayment of $5.8 million in outstanding balances on our revolving credit facilities.

Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of March 31, 2004, $10.0 million was available for borrowing under the revolving credit facility for working capital needs. The revolving credit facility bears interest at the bank’s prime rate plus 1.0%. The loan is collateralized by all of our tangible assets.

Capital expenditures were $656,000 and $140,000 for the three months ended March 31, 2004 and 2003, respectively. These expenditures primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth. Our research and development expenses were $9.7 million in the three months ended March 31, 2004 and $29.1 million, $23.1 million and $23.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. These expenditures resulted in enhancements to our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and equivalents and the revolving credit facility.

We expect to experience a significant increase in our operating expenses in absolute dollars, particularly in research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

Some of our major customers are converting to open credit terms from letter of credit backed receivables. We expect that this change in credit terms, as well as increasing revenues, may increase our accounts receivable balances over time and thereby consume working capital.

We believe that our existing cash and cash equivalents and existing amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our long-term debt payments, operating lease payments and capital lease payments is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Form S-1 filed with the SEC on February 11, 2004. There have been no material changes in contractual obligations since December 31, 2003, except for the repayment of our $4.0 million revolving credit facility and $1.8 million equipment loan.

As of March 31, 2004, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

FACTORS THAT MAY AFFECT OUR RESULTS

Risks Related to Our Business

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. As a result, you should not rely on period to period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which could cause the market price of our common stock to decline. Factors that are likely to cause our revenue and operating results to fluctuate include those discussed in the risk factors below.

We do not expect to sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. Our revenue has increased from $1.8 million in 2001, to $22.2 million in 2002, to $87.4 million in 2003 and to $43.1 million in the first three months of 2004. We do not expect similar revenue growth rates in future periods. Growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

Although we have recently achieved profitability, we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue in the future to sustain profitability.

At March 31, 2004, we had an accumulated deficit of approximately $82.2 million. We incurred $49.8 million in operating expenses during 2003 and a net loss of $13.2 million. In the first three months of 2004, we incurred operating expenses of $16.6 million and net income of $2.4 million. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. These expenditures are expected to decrease as a percentage of revenue over the next several quarters if our revenue increases. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our revenue and our business will be severely harmed.

We derive substantially all of our revenue from the sale of chipsets for wireless local area networking applications. We currently expect our chipsets for wireless applications to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products in a timely manner or demand for our chipsets declines as a result of competition or technological changes, it would have a material negative impact on our business, operating results and financial position and our competitive position. The markets for our products are characterized by frequent introduction of next generation and new products, short product life cycles and significant price competition. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations will suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which could reduce our gross margins and adversely affect our operating performance.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross profits.

The products we develop and sell are used for high volume applications and are subject to rapid declines in average selling prices. Our average selling prices have decreased significantly in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. This would cause our gross margins to decline. Historically, we have been able to offset reductions in our average selling prices with decreases in our product and operating costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross margins. While gross margins may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers and start-up integrated circuit companies. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future trends and requirements that may not be available to us. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate wireless functionality into other products that we do not sell, which may make it difficult for us to gain or maintain market share. For example, Intel markets its Centrino mobile technology brand and we believe they provide a substantial marketing development fund incentive for buyers of a combination of its microprocessor, related chipsets and wireless networking module that use the brand.

We depend on key personnel and consultants to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and harm the market’s perception of us. We believe that our future success is highly dependent on the contributions of Dr. Craig H. Barratt, our President and Chief Executive Officer and Richard G. Bahr, our Vice President of Engineering. We do not have long-term employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

There is currently a shortage of qualified technical personnel with significant experience in the design, development, manufacture, marketing and sales of integrated circuits for use in wireless networking products. Our key technical personnel and consultants represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our business plan.

If we fail to develop and introduce new products and enhancements or if our proprietary features do not achieve market acceptance on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.

The wireless networking market is characterized by rapidly changing technology, evolving industry standards, rapid changes in customer requirements and frequent product introductions. We must continually design, develop and introduce new products with improved features to be competitive. Our products may not achieve market acceptance or adequately address the changing needs of the wireless networking market, and we may not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. In addition, we introduce from time to time products with proprietary enhancements. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Our introduction of proprietary features involves risks associated with market acceptance of these new products and certification by industry standards groups. We have reviewed the rules and regulations of the various standards bodies and related industry organizations to which we belong or with which we are affiliated, and we believe there is not a significant risk that action would be taken that would undermine our ability to continue to exploit our affiliation with these organizations.

The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing wireless products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products and our proprietary features in a timely manner.

We depend on a small number of customers for a significant portion of our revenue. If we fail to retain or expand customer relationships, our revenue could decline.

We derive a significant portion of our revenue from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty.

In the first three months of 2004, Ambit Microsystems, Askey Computer Corporation and Alpha Networks, Inc. (formerly D-Link Corporation) accounted for 33%, 16% and 11% of our net revenue, respectively, In the year ended December 31, 2003, Global Sun Technology Inc. and Ambit Microsystems accounted for 28% and 20% of our net revenue, respectively. Some of our original equipment manufacturer customers are also original design manufacturer customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Sales to our largest customers have fluctuated significantly from period to period primarily due to a change in our distribution model from direct sales to an increasing number of sales to original design manufacturers and the continued diversification of our customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

We sell our products directly to original equipment manufacturers, who include our chipsets in their products, and to original design manufacturers, who include our chipsets in the products they supply to original equipment manufacturers. Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on original equipment manufacturers to design our products into the products they sell. Without these design wins, our business would be materially and adversely affected. We often incur significant expenditures on the development of a new product without any assurance that an original equipment manufacturer will select our product for design into its own product. Once an original equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an original equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from that manufacturer.

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software, which could reduce the market acceptance for our new products, damage our reputation with current or prospective customers and adversely affect our operating costs.

Highly complex products such as our chipsets frequently contain defects, errors and bugs when they are first introduced or as new versions are released. We may in the future experience these defects, errors and bugs. If any of our products have reliability, quality, or compatibility problems, we may not be able to successfully correct these problems. In addition, if any of our proprietary features contain defects, errors or bugs when first introduced or as new versions are released, we may be unable to correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers and our financial results. In addition, these defects, errors or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recalls, repairs or replacement costs. These problems may also result in claims against us by our customers or others.

Because we do not have long-term commitments from our customers, we must estimate customer demand, and errors in our estimates can have negative effects on our inventory levels, sales and operating results.

Our sales are largely made on the basis of individual purchase orders rather than long-term purchase commitments. Our customers have the right to cancel or defer some purchase orders. We have experienced in the past cancellations or deferrals of purchase orders, and additional cancellations and deferrals may occur from time to time. We have historically placed firm orders for products with our foundries up to approximately 16 weeks prior to the anticipated delivery date and typically prior to receiving an order for the product. Therefore, our order volumes are based on our forecasts of demand from our customers. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand or incorrectly estimate product mix, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to increases in customer purchase orders, and therefore, were unable to complete, or needed to delay, sales. We have in the past, and may in the future, allocate our supply among our customers. Product allocation may result in the loss of current customers, and if we are unable to commit to provide specified quantities of products over a given period of time, we will not attract new customers. The failure to maintain customer relationships would decrease our revenue and harm our business.

In addition, we sell our chipsets to original equipment manufacturers who integrate our chipsets into their products or to original design manufacturers who include our chipsets in the products they supply to original equipment manufacturers. We have limited visibility as to the volume of product our end customers are selling. If our end customers have excess inventory, it will adversely impact our future sales.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To remain competitive, we continually work to improve our chipsets and, in particular, our high-performance radio frequency products, to be manufactured using increasingly smaller geometries and to achieve higher levels of design integration. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products. To remain competitive, our chipset must be redesigned from time to time, which may result in delays in product deliveries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. In addition, while we purchase wafers from foundries, we will also assume the yield risk related to manufacturing these wafers into die. We may face similar difficulties, delays and expenses in the future. We depend on our relationships with our foundries to transition to smaller geometry processes successfully and cannot assure that our foundries will be able to effectively manage the transition. If our foundries, or we, experience significant delays in this transition or fail to efficiently implement these transitions, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of independent foundries and subcontractors for the manufacture, assembly and testing of our chipsets, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We rely on Taiwan Semiconductor Manufacturing Corporation in Taiwan and Semiconductor Manufacturing International Corporation in Shanghai, China to produce all of our chips. We also rely on Amkor Technology, Inc. in China and ASAT Holdings Limited in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd., both of which are in Taiwan, ST Assembly Test Services Ltd. in Singapore and other third-party assembly and test subcontractors to assemble, package and test our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

We face risks associated with relying on third-party vendors for the manufacture, assembly and testing of our chipsets.

We face significant risks associated with relying on third-party vendors, including:

•	reduced control over product cost, delivery schedules and product quality;

•	potential price increases;

•	inability to achieve sufficient production, increase production or test capacity and achieve acceptable yields on a timely basis;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials that foundries use to manufacture products;

•	capacity shortages;

•	labor shortages or labor strikes; and

•	quarantines or closures of manufacturing facilities due to the resurgence of SARS or any similar future outbreaks in Asia.

We do not have long-term supply contracts with our third-party manufacturing vendors and they may allocate capacity to other customers and may not allocate sufficient capacity to us to meet future demands for our products.

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than us or that have long-term agreements with these foundries or assembly and test vendors may cause these foundries or assembly and test vendors to reallocate capacity to those customers, decreasing the capacity available to us. If we enter into costly arrangements with suppliers that include nonrefundable deposits or loans in exchange for capacity commitments, commitments to purchase specified quantities over extended periods or investment in a foundry, our operating results could be harmed. To date, we have not entered into such arrangements with our suppliers. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand, or the inability to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements.

If our foundries do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed.

The fabrication of chipsets is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundries have from time to time experienced manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, designing radio frequency circuits using standard, complementary metal-oxide semiconductor processes is difficult and can result in unsatisfactory yields. Because we purchase wafers, our exposure to low wafer yields from our foundries is increased. Poor yields from our foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. In addition, manufacturing defects may not be detected by our testing. If these defects are discovered after we have shipped our products, our reputation and business would suffer.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our costs.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as United States law. Any patents we have obtained, or may obtain in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed similar technology, duplicate our products or design around any patents issued to us or other intellectual property rights. In addition, we may be required to license our patents as a result of our participation in various standards organizations.

Because we license some of our software source code directly to customers, we face increased risks that our trade secrets will be exposed through inadvertent or intentional disclosure, which could harm our competitive position or increase our costs.

We license some of our software source code to our customers, which increases the number of people who have access to some of our trade secrets and other proprietary rights. Contractual obligations of our licensees not to disclose or misuse our source code may not be sufficient to protect us from disclosure or misuse. The costs of enforcing contractual rights could substantially increase our operating costs and may not ultimately succeed in protecting our proprietary rights. If our competitors access our source code, they may gain further insight into the technology and design of our products, which would harm our competitive position.

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to license or sell or proprietary technologies or products and divert the attention of management and technical personnel.

The wireless networking market is characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we received several written notices or offers from our competitors and others claiming to have patent rights in certain technology and inviting us to license this technology and related patents that apply to the Institute of Electrical and Electronics Engineers family of wireless local area networking standards, including the 802.11b, 802.11g and 802.11a wireless standards as well as other technology and patents relevant to other standards related to our products. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. None of these notices or offers to license has included an explicit threat of, or resulted in, litigation against us.

Questions of infringement in the wireless networking market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. If litigation were to be filed against us in connection with an offer to license technology or claims of infringement, our business could be harmed. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

Any potential dispute involving our patents or other intellectual property could also include our industry partners and customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation, and certain customers have received notices of written offers from our competitors and others claiming to have patent rights in certain technology and inviting our customers to license this technology. Because we indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license agreements, which could result in substantial expenses. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our proprietary technologies and products to decrease.

We face business, political, regulatory, operational, financial and economic risks because most of our operations and sales activities take place outside of the United States.

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia accounted for substantially all of our net revenue in the first three months of 2004 and for the year 2003. Because many of our original design manufacturer customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and have sales, marketing and support personnel in Japan, Taiwan and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	difficulties in staffing and managing foreign operations as well as cultural differences;

•	trade restrictions or higher tariffs that favor local competition in some countries;

•	difficulties of managing sales representatives, especially because we expect to increase our sales through our sales representatives;

•	inadequate local infrastructure and transportation delays;

•	financial risks, such as longer payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our products; and

•	political and economic instability, including wars, terrorism, and political unrest, recurrence of the SARS outbreak, boycotts, curtailment of trade and other business restrictions.

Any of these factors could significantly harm our future international sales and operations, consequently, our revenue and results of operations and business and financial condition.

Our headquarters are located in California and our third-party foundries and subcontractors are concentrated in Asia and elsewhere in the Pacific Rim, areas subject to significant earthquake risks. Any disruption to the operations of these foundries and subcontractors resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our products.

Taiwan Semiconductor Manufacturing Corporation and Semiconductor Manufacturing International Corporation, which manufacture our chipsets and perform substantially all of our assembly and testing facilities, are located in Asia. In addition, our headquarters are located in Northern California. The risk of an earthquake in the Pacific Rim region and Northern California is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors, as well as other providers of these services. As a result of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. We may not be able to obtain alternate capacity on favorable terms, if at all.

We rely upon third parties for technology that is integrated into some of our products, and if we are unable to continue to use this technology and future technology or the technology fails to operate, our ability to sell technologically advanced products would be limited.

We rely on third parties for technology that is integrated into some of our products. If we are unable to continue to use or license on reasonable terms third-party technologies used in some of our products or the technology fails to operate, we may not be able to secure alternatives in a timely manner and our business would be harmed.

Risks Related to Our Industry

Any future downturns in the semiconductor industry may reduce our revenue and result in excess inventory.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory. Furthermore, any upturn in the wireless networking market in which we sell our chipsets could result in increased competition for access to limited third-party foundry, assembly and test capacity.

Changes in current laws or regulations or the imposition of new laws or regulations could impede the sale of our products or otherwise harm our business.

Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used. The Federal Communications Commission, or the FCC, in the United States, as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks. We therefore rely on the FCC and international regulators to provide sufficient spectrum and usage rules. For example, countries such as

China, Japan or Korea heavily regulate all aspects of their wireless communication industries, and may restrict spectrum allocation or usage. If this were to occur, it would make it difficult for us to sell our products in that region. In addition, some of our chipsets operate in the 5 gigahertz, or GHz, band, which is also used by government and commercial services such as military and commercial aviation. The FCC and European regulators have traditionally protected government uses of the 5GHz bands by setting power limits and indoor and outdoor designation and requiring that wireless local area networking devices not interfere with other users of the band such as government and civilian satellite services. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the allocation and usage of the 5 GHz band on us, our customers or the industries in which we operate may materially and adversely impact the sale of our products and our business, financial condition and results of operations.

Rapidly changing standards could make our products obsolete, which would cause our operating results to suffer.

We design our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. In addition, the Chinese government recently proposed the use of the Wired Authentication and Privacy Infrastructure, or WAPI, proprietary encryption standard for wireless local area networking operation in products sold in China. Implementation of this standard was previously required to sell wireless local area networking products in China beginning in June 2004. In April 2004, the Chinese government agreed to suspend indefinitely its proposed implementation of WAPI as a mandatory wireless encryption standard. The encryption algorithms and implementation previously required for the Wired Authentication and Privacy Infrastructure proprietary encryption standard have not been published and may only be available through a number of Chinese companies specified by the government. Although we anticipate that we will have products compliant with the mandate available in an appropriate time frame so that it will not have a material adverse effect on our business, we cannot be certain that this mandate, if revived, will not affect our business.

If our customers or the industries using wireless technology prefer to integrate wireless capability into other products, we may not be able to compete effectively, we will lose customers, our revenue will decline and our business will be harmed.

We have adopted the strategy of maintaining wireless technology on a chipset which is separate from functionality contained on other chips within a product. Our customers or the industries using wireless technology may prefer to integrate wireless capability into other products such as DSL modems, or determine that an integrated chip with multiple functionality results in products that perform better or are less expensive or more efficient to manufacture. If wireless functionality becomes commonly integrated with other functionality, the market for our products may decline. Consequently, we may miss product cycles in order to redesign our products, and we may not be able to forge strategic relationships necessary in order to design and arrange for the production of chips that include multiple functionality. If we miss product cycles, we will lose customers, our revenue will decline and our business will be harmed.

The proliferation of wireless devices may expand beyond the capacity of the channels available in the 2.4 GHz and 5 GHz bands, which may overload the networks and result in decreased market demand for our products.

Wireless networks currently operate in the 2.4 GHz or 5 GHz bands, within which there are a limited number of channels available for use. The increasing number of wireless devices and networks may overburden the frequency bands and overload the networks. Recent studies have predicted that congestion in the 2.4 GHz band could result from the increasing number of wireless devices using that band. If this occurs, our customers or the industries in which we operate may be adversely affected because the networks become inoperable or because only a limited number of devices will be able to access the networks. In turn, we may experience a decrease in market demand for our products which would adversely impact our business and results of operations.

We may experience a decrease in market demand due to uncertain economic conditions in the United States and in international markets, which has been further exacerbated by the concerns of terrorism, war and social and political instability.

Economic growth in the United States and international markets has slowed significantly and the United States economy has recently been in a recession. The timing of a full economic recovery is uncertain. In addition, the terrorist attacks in the United States and turmoil in the Middle East have contributed to the uncertainty in the United States economy and may lead to a decline in economic conditions, both domestically and internationally. Further terrorist acts and similar events, or additional wars in general, could contribute further to a slowdown of the market demand for goods and services, including demand for our products. If the economy declines as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

Risks Related to the Market for Our Common Stock

Our corporate actions are substantially controlled by officers, directors, principal stockholders and affiliated entities.

Our directors, executive officers and their affiliated entities beneficially own approximately 45% of our outstanding common stock. One of our directors, Teresa H. Meng, owns approximately 7% of our common stock, including shares subject to options that are immediately exercisable as of March 31, 2004. Including shares deemed beneficially owned in accordance with the rules of the SEC, but with respect to which they disclaim beneficial ownership except to the extent of their pecuniary interests therein, Forest Baskett, William B. Elmore and Andrew S. Rappaport beneficially own approximately 8%, 13% and 11%, respectively. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

We will incur increased costs as a result of being a public company.

We completed our initial public offering in February 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added an independent director, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents and existing amounts available under our revolving credit facility, together with the net proceeds from the initial public offering of our common stock completed in February 2004, will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our products;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the establishment of a classified board of directors requiring that not all members of the board be elected at one time;

•	the prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to remove directors for cause; and

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than they would without these provisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of March 31, 2004, our investments were in money market funds, commercial paper, corporate notes, foreign debt securities, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of March 31, 2004, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate plus 1.0%. We do not believe that a 10% change in the prime rate would have significant impact on our interest expense.

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Japan, Taiwan and India is the U.S. dollar and as the local expenditures are denominated in the local currencies in Japan, Taiwan and India, respectively, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 15(a) above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any legal matters that management believes will have a material adverse effect on our business. Many companies in the semiconductor, networking, software and related industries have a significant number of patents and have demonstrated a willingness to instigate litigation based on allegations of patent, trademark and other claims of infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) Not applicable

(b) Not applicable

(c) On February 18, 2004, we issued 87,723 shares of our common stock to 525 Almanor LLC (the “Warrant Holder”), pursuant to the exercise of a warrant held by the Warrant Holder (the “Warrant”). The Warrant was exercisable for a total of 93,750 shares of common stock, and the exercise price was paid for by net issue exercise, in which the Warrant Holder relinquished its right to purchase 6,027 of these shares, pursuant to the terms of the Warrant. The issuance of these securities was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Warrant Holder represented its intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificate issued in the transaction.

(d) The SEC declared our first registration statement, which we filed on Form S-1 (Registration No. 333-110807) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on February 11, 2004. Under this registration statement, we registered 9,000,000 shares of our common stock, and another 1,350,000 shares subject to the underwriters’ over-allotment option. All 10,350,000 shares registered under the registration statement, including the 1,350,000 shares covered by the over-allotment option, were sold at a price to the public of $14.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering closed on February 18, 2004. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Banc of America Securities LLC and Thomas Weisel Partners LLC.

The offering did not terminate until after the sales of all of the securities registered on the registration statement. The aggregate gross proceeds from the shares of common stock sold by us were $144.9 million. The aggregate net proceeds to us from the offering were approximately $133.5 million after deducting an aggregate of $10.1 million in underwriting discounts and commissions paid to the underwriters and an estimated $1.3 million in other expenses incurred in connection with the offering.

On February 19, 2004, we used $4.0 million of the net offering proceeds to repay in full our working capital credit facility with Silicon Valley Bank, and on February 27, 2004 we used $1.8 million of the net proceeds to repay in full equipment loans outstanding to Silicon Valley Bank. We have invested the remaining net proceeds in short-term, investment-grade, interest-bearing instruments.

(e) The following table provides information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the three months ended March 31, 2004:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: January 1-31	—		—	—	—

Month #2: February 1-29	—		—	—	—

Month #3: March 1-31	5,938	(1)	$1.34	—	—

Total	5,938		$1.34	—	—

(1)	These shares had been purchased from us by an employee pursuant to the exercise of a stock option and were unvested shares under the terms of the stock option agreement between us and the employee. We repurchased the shares from the employee upon his termination of employment with us pursuant to our right to repurchase unvested shares at the original exercise price under our 1998 Stock Incentive Plan and the stock option agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

Prior to our initial public offering completed in February 2004, our stockholders approved the following matters by written consent in lieu of a meeting, effective as of January 26, 2004:

1.	Approval of an amendment to our Amended and Restated Certificate of Incorporation to effect a combination and reclassification of each outstanding share of common stock into three-quarters (3/4) of a share of common stock.

2.	Approval of the form of Indemnification Agreement between us and our executive officers and directors.

3.	Approval of our 2004 Stock Incentive Plan.

4.	Approval of our 2004 Employee Stock Purchase Plan.

The number of shares voted in favor of each of these matters was as follows (not taking into account the 3-for-4 combination of the common stock effected in January 2004): 9,733,500 shares of common stock, and 20,723,295 shares of preferred stock, which represents a majority of each class of the then-outstanding shares. The remaining shares of our stock were not voted on these matters, and no shares were voted against these matters.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K

On March 4, 2004, we filed a report on Form 8-K announcing under Item 5 of Form 8-K that our 2004 annual meeting of stockholders will be held on May 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
Chief Executive Officer and President
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar,
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.