Form 10-Q
period 2004-06-30
ATHEROS COMMUNICATIONS INC
filed 2004-08-10
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 1, 2004, 46,894,660 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$38,269	$13,615
Marketable securities	117,341	15,424
Accounts receivable, net	19,477	9,855
Inventories	16,134	10,929
Prepaid expenses and other current assets	3,270	1,110

Total current assets	194,491	50,933
Property and equipment, net	2,668	2,346
Other assets	1,359	2,607

	$198,518	$55,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$4,000
Accounts payable	15,619	15,585
Accrued liabilities	15,337	10,838
Current portion of debt and capital lease obligations	293	1,346

Total current liabilities	31,249	31,769

Long-term liabilities	1,128	1,831

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	—	98,344
Common stock	247,229	15,003
Stockholder notes receivable	(123)	(123)
Deferred stock-based compensation	(4,123)	(6,344)
Accumulated deficit	(76,690)	(84,591)
Accumulated other comprehensive income	(152)	(3)

Total stockholders’ equity	166,141	22,286

	$198,518	$55,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$46,593	$15,125	$89,692	$24,531
Cost of goods sold (1)	23,347	8,739	47,415	14,218

Gross profit	23,246	6,386	42,277	10,313

Operating expenses:
Research and development (1)	10,496	6,671	20,221	12,943
Sales and marketing (1)	4,159	2,566	7,660	4,660
General and administrative (1)	2,063	1,217	4,293	2,151
Stock-based compensation	1,024	820	2,140	882

Total operating expenses	17,742	11,274	34,314	20,636

Income (loss) from operations	5,504	(4,888)	7,963	(10,323)
Interest income (expense), net	470	(15)	623	13

Income (loss) before income taxes	5,974	(4,903)	8,586	(10,310)
Income taxes	452	—	685	—

Net income (loss)	$5,522	$(4,903)	$7,901	$(10,310)

Basic net income (loss) per share	$0.12	$(0.41)	$0.20	$(0.87)

Shares used in computing basic net income (loss) per share	46,499	12,037	38,637	11,836

Diluted net income (loss) per share	$0.10	$(0.41)	$0.15	$(0.87)

Shares used in computing diluted net income (loss) per share	53,799	12,037	51,015	11,836

(1) Amounts exclude stock-based compensation, as follows:
Cost of goods sold	$73	$—	$148	$—
Research and development	356	77	720	119
Sales and marketing	253	11	510	12
General and administrative	342	732	762	751

	$1,024	$820	$2,140	$882

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,901	$(10,310)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,039	890
Amortization of non-cash stock-based compensation	2,140	882
Amortization of warrants	21	36
Change in assets and liabilities:
Accounts receivable	(9,622)	(5,889)
Inventories	(5,205)	(1,490)
Prepaid expenses and other current assets	(2,118)	(387)
Accounts payable	34	5,256
Other accrued liabilities	5,187	1,507

Net cash used in operating activities	(623)	(9,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,361)	(474)
Purchase of marketable securities	(123,431)	(6,978)
Maturities of marketable securities	21,365	17,759
Other assets	1,186	18

Net cash provided by (used in) investing activities	(102,241)	10,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	133,970	54
Repurchase of common stock	(8)	—
Short-term borrowings	—	3,000
Repayment of short-term borrowings	(4,000)	—
Collection of notes receivable	—	9
Proceeds from issuance of debt	—	682
Repayments of debt and capital lease obligations	(2,444)	(728)

Net cash provided by financing activities	127,518	3,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,654	3,837
CASH AND CASH EQUIVALENTS, Beginning of period	13,615	3,094

CASH AND CASH EQUIVALENTS, End of period	$38,269	$6,931

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003 included in its Form S-1, as filed on February 11, 2004 with the SEC. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

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

On February 26, 2004, the Company filed a Form S-8 to register its stock option plans with the SEC. The Company registered 750,000 shares for its 2004 Employee Stock Purchase Plan (“ESPP”), 2,553,830 shares for its 2004 Stock Incentive Plan and 8,694,098 outstanding options under its 1998 Stock Incentive Plan. The ESPP allows qualified employees to purchase shares at a 15% discount from a price pre-determined by the market value of the stock at the beginning and ending of the offering period, which occurs twice yearly. In May 2004, 42,879 shares were issued under the ESPP. The 2004 Stock Incentive Plan shares will be used to grant non-qualified stock options to employees and consultants of the Company as the management and board of directors determine. The outstanding options under the 1998 Stock Incentive Plan represent existing option grants to employees and consultants of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$5,522	$(4,903)	$7,901	$(10,310)
Other comprehensive loss:
Change in unrealized loss on investments	(153)	(4)	(149)	(3)

Total comprehensive income (loss)	$5,369	$(4,907)	$7,752	$(10,313)

3. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form S-1 filed with the SEC on February 11, 2004. The Company’s significant accounting policies have not changed during the six months ended June 30, 2004.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company amortizes deferred stock-based compensation using the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income or loss and net income or loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$5,522	$(4,903)	$7,901	$(10,310)
Add: total stock-based employee compensation included in reported net income (loss)	1,024	820	2,140	882
Less: total stock-based compensation determined under the fair value based method for all awards	(2,128)	(240)	(3,895)	(368)

Pro forma net income (loss)	$4,418	$(4,323)	$6,146	$(9,796)

Basic net income (loss) per share as reported	$0.12	$(0.41)	$0.20	$(0.87)

Diluted net income (loss) per share as reported	$0.10	$(0.41)	$0.15	$(0.87)

Pro forma basic net income (loss) per share	$0.10	$(0.36)	$0.16	$(0.83)

Pro forma diluted net income (loss) per share	$0.08	$(0.36)	$0.12	$(0.83)

Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the minimum value method to estimate the fair value of options granted to employees. Options granted subsequent to November 26, 2003 were valued using the Black-Scholes valuation model. The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Estimated life (in years)	4.4	4.4	4.7	4.4
Risk-free interest rate	3.7%	2.9%	3.3%	2.9%
Expected dividends	—	—	—	—
Volatility	80%	—	80%	—

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

	Six Months Ended June 30,
	2004	2003
Beginning balance	$578	$160
Additions related to current period sales	651	205
Warranty costs incurred in the current period	(20)	—
Adjustments to accruals related to prior period sales	(190)	(93)

Ending balance	$1,019	$272

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Inventories

Inventories consist of (in thousands):

	June 30, 2004	December 31, 2003
Finished goods	$6,875	$5,641
Work-in-process	7,599	5,124
Raw materials	1,660	164

Total	$16,134	$10,929

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	June 30, 2004	December 31, 2003
Accrued customer incentives	$5,768	$2,996
Accrued compensation and benefits	3,126	2,944
Accrued product warranty	1,019	578
Other liabilities	5,424	4,320

Total	$15,337	$10,838

6. Short and Long-Term Debt

Bank Loan and Security Agreement

In March 2003, the Company entered into a loan agreement with a bank, which was amended in December 2003 (the “Agreement”). The Agreement allows the Company to finance up to $10,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. Borrowings under the Agreement are secured by all of the tangible assets of the Company. The Agreement contains financial covenants related to tangible net worth, as well as other nonfinancial covenants. As of June 30, 2004, the Company was in compliance with all required covenants. Interest on borrowings under the working capital line is payable monthly and is calculated at the bank’s prime rate (4.0% at June 30, 2004) plus 1.0%. Borrowings under the working capital line are due in March 2005, or earlier as required by borrowing limits defined in the Agreement. Principal and interest is payable monthly for borrowings related to equipment purchases.

As of December 31, 2003, $4,000,000 and $1,837,000 was outstanding under the working capital and equipment purchase arrangements, respectively. In February 2004, the Company repaid these balances in full and no balances were outstanding at June 30, 2004. The Company had $10,000,000 available for borrowing under the working capital arrangement and no further funds available for borrowing under the equipment purchase arrangement at June 30, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) (numerator)	$5,522	$(4,903)	$7,901	$(10,310)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	46,872	12,873	39,067	12,866
Weighted average shares subject to repurchase	(373)	(836)	(430)	(1,030)

Shares used to calculate basic net income (loss) per share	46,499	12,037	38,637	11,836
Effect of dilutive securities:
Common stock options and warrants	6,927	—	6,625	—
Convertible preferred stock	—	—	5,323	—
Shares subject to repurchase	373	—	430	—

Shares used to calculate diluted net income (loss) per share	53,799	12,037	51,015	11,836

Basic net income (loss) per share	$0.12	$(0.41)	$0.20	$(0.87)

Diluted net income (loss) per share	$0.10	$(0.41)	$0.15	$(0.87)

For the three and six months ended June 30, 2003 the incremental shares from the assumed exercise of 6,120,363 stock options were not included in computing the dilutive per share amounts, respectively, because the Company’s net losses would result in these options having an anti-dilutive effect.

8. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Taiwan	87%	85%	89%	80%
Japan	2	12	3	14
United States	1	2	—	2
Other	10	1	8	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation)	30%	16%	32%	12%
Askey Computer Corporation	17	11	16	*
Global Sun Technology Inc.	15	22	11	27
Accton Technology Corporation	*	10	*	*

Customers representing greater than 10% of net accounts receivable are as follows:

	June 30, 2004	December 31, 2003
Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation)	37%	20%
Askey Computer Corporation	20	*
Global Sun Technology Inc.	19	32
Alpha Networks, Inc. (formerly D-Link Corporation)	12	*
International Business Machines	10	*

*	less than 10% in the applicable period.

9. Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and should be applied in impairment evaluations made in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of Issue No. 03-1 to have a material effect on its consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the pricing of our single chip solution, our average selling prices, our customer concentration, our sales and revenue to customers in Asia, our expenses and cost of goods sold, our accounts receivable balance, our anticipated cash needs, our anticipated capital requirements, our needs for additional financing, our intellectual property and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. We were incorporated in May 1998 and commenced operations in December 1998. Through December 31, 2000, we were engaged principally in research and development. We first generated meaningful revenue from sales of our products in the fourth quarter of 2001. Our revenue from 2001 through the first half of 2002 was characterized by relatively low volumes, high average selling prices and high gross margins. Beginning in the second half of 2002 through the quarter ended June 30, 2004, our revenue was characterized by increasing volumes and decreasing average selling prices for our chipsets. Although our results for the first two quarters of 2004 were profitable, we experienced net losses in all others periods from inception through December 31, 2003. Through June 30, 2004, we had an accumulated deficit of $76.7 million.

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

Net Revenue. Our revenue is derived primarily from the sale of WLAN chipset products and, to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access point, cardbus and integrated client card products. Some OEMs directly purchase chipsets from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we recognize revenue based on the shipment of chipsets to this customer. A single ODM may provide our products based on our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

During the quarter ended June 30, 2004, we began volume shipments of our first single chip wireless solution integrating the radio, media access controller and baseband onto one chip. We expect that this single chip solution will be priced lower than the combined average selling prices of our multi-chip solutions. Therefore, we expect our average selling price per chipset to continue to decline as our single chip volume increases.

In the six months ended June 30, 2004, Hon-Hai Precision Industry (formerly Ambit Microsystems), Askey Computer Corporation and Global Sun Technology accounted for 32%, 16% and 11% of our net revenue, respectively. In the six months ended June 30, 2003, Global Sun Technology and Hon-Hai accounted for 27% and 12% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small list of ODM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 99% and 97% of net revenue for the first six months of 2004 and 2003, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and adjustments to state inventories at the lower of cost or market caused by transitions from older to newer products. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also have the yield risk related to manufacturing these wafers into die. We expect that our cost of goods sold will increase as a percentage of revenue due to volume pricing pressures and changing product mix, resulting in decreased gross margins.

Research and Development. Research and development expense relates primarily to compensation and associated costs related to development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation, occupancy costs and depreciation expense. All research and development costs are expensed as incurred. We expect our research and development costs to increase in absolute dollars as we invest to develop new products to be competitive in the future.

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

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional and banking fees and occupancy costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and improvements to our information technology infrastructure.

Stock-Based Compensation. In connection with the grant of stock options in 2001, 2002 and 2003, we have recorded an aggregate of $6.5 million in stock-based compensation through June 30, 2004. These options are considered compensatory because the fair market value of our stock determined for financial reporting purposes is greater than the fair value determined by the board of directors on the date of the grant or issuance. As of June 30, 2004, we had an aggregate of $4.1 million in stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related option and warrant, which is generally four to five years using the graded vesting method. This deferred stock-based compensation balance will be amortized as follows, assuming no forfeiture of awards: $1.6 million during the remaining two quarters of 2004; $1.6 million during 2005; $750,000 during 2006; $206,000 during 2007; and $12,000 during 2008.

Interest Income, Net. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances. Interest expense consists of interest on our revolving line of credit, equipment loans and equipment lease.

Provision for Income Taxes. Although we have achieved profitability in the six months ended June 30, 2004, we have incurred net losses in all prior periods since our inception. Our effective tax rate for the six months ended June 30, 2004 takes into account our profitability and utilization of our loss carryforwards and tax credit carryforwards. The 2004 estimated annual effective tax rate is approximately 8 percent. We had recorded no provision for federal and state income taxes since inception through December 31, 2003. As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $68.0 million and $20.9 million, respectively. These net operating loss carryforwards expire through 2023 and 2013, respectively. We also had research and development credit carryforwards of approximately $6.5 million and $3.3 million for federal and state tax purposes. The federal tax credit carryforward expires beginning in 2018. The state tax credit carryforward has no expiration. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty of their realizability. Since 2001, we have provided for certain income taxes related to our foreign operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

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

We provide customer incentives to some of our direct and indirect customers. These payments are recorded as a reduction of revenue at the time at which we ship product to the customers in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between the company and our customers. These estimates may require revisions at later dates if the actual sales data submitted by the customers differs significantly from the original estimates.

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

Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. Although most of our receivables from inception have been backed by letters of credit, some of our major customers have converted or are expected to convert to open credit terms. Therefore, a significant change in the liquidity or financial position of any one customer could make collection of our accounts receivable more difficult and require us to increase our allowance for doubtful accounts and negatively affect our working capital.

Product Warranty Accrual. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our chipset suppliers, our warranty obligation is affected by product failure rates, the cost of replacement chipsets and inbound and outbound freight costs incurred in replacing a chipset after failure. We continuously monitor chipset returns for warranty and maintain an accrual for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual failure rates, cost of chipset replacement and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty accrual would be required.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Consolidated Statements of Operations Data:

Net revenue	100%	100%	100%	100%
Cost of goods sold	50	58	53	58

Gross profit	50	42	47	42
Operating expenses:
Research and development	23	44	23	53
Sales and marketing	9	17	8	19
General and administrative	4	8	5	9
Stock-based compensation	2	5	2	3

Total operating expenses	38	74	38	84

Income (loss) from operations	12	(32)	9	(42)
Interest income, net	1	—	1	—
Income taxes	(1)	—	(1)	—

Net income (loss)	12%	(32)%	9%	(42)%

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Net Revenue. Net revenue for the three months ended June 30, 2004 was $46.6 million compared to $15.1 million for the comparable period of 2003, an increase of $31.5 million, or 208%. Net revenue has increased sequentially from the second quarter of 2003 through the second quarter of 2004 due to the increased acceptance of our wireless chipset products, an increase in the number of Personal Computer Original Equipment Manufacturer (“PC OEM”) and networking manufacturer design wins, the broadening of our product line to provide integrated 802.11b, 802.11g and 802.11a products and the introduction of our single chip solution, integrating the radio, media access controller and baseband. As a result, the total number of chipsets shipped increased from approximately 0.8 million in the second quarter of 2003 to approximately 3.8 million for the comparable period in 2004.

Gross Profit. Gross profit for the three months ended June 30, 2004 was $23.2 million compared to $6.4 million for the three months ended June 30, 2003, an increase of $16.8 million, or 264%. In 2003 and the first two quarters of 2004, we focused on addressing higher volume markets, including the market for 802.11g and multi-mode products. The market for these products, as well as our market share, has increased during these periods. This resulted in increased chipset volumes of approximately 353% and increased the absolute gross profit dollars from the second quarter of 2003 to the same period in 2004. Gross profit as a percentage of revenue increased to 49.9% for the three months ended June 30, 2004 compared to 42.2% in the comparable period of 2003. This increase resulted from a decrease in per unit costs related to design efficiencies and volume purchasing discounts in the three months ended June 30, 2004, partially offset by a 32% decrease in average selling price. During the second quarter of 2004, more of our customers transitioned to newer generation devices, which produced a higher gross margin percentage due to lower production costs. During the second quarter of 2004 and 2003, software license fee revenue contributed 0.7% and 2.7%, respectively, to our gross margin.

Research and Development. Research and development expense was $10.5 million for the three months ended June 30, 2004, or 23% of net revenue, compared to $6.7 million for the three months ended June 30, 2003, or 44% of net revenue. The $3.8 million increase in absolute dollars was primarily due to increased compensation and travel costs of $2.5 million and software development licenses of $332,000, to serve a 60% increase in headcount from the second quarter of 2003 to the same period in 2004. Additionally, our licensing costs related to intellectual property, evaluation and prototype expenses and consulting costs increased $573,000 in the three months ended June 30, 2004 over the same period in 2003, primarily resulting from the development effort related to eight new chips in the three months ended June 30, 2004 as compared to five new chips in the same period of 2003.

Sales and Marketing. Sales and marketing expense was $4.2 million for the three months ended June 30, 2004, or 9% of net revenue, compared to $2.6 million for the three months ended June 30, 2003, or 17% of net revenue. The $1.6 million increase in absolute dollars was primarily due to an increase in compensation and travel costs of $1.2 million related to a 53% increase in headcount from the second quarter of 2003 to the same period in 2004, and an increase in sales commissions to third-party sales representatives of $253,000 related to a 208% increase in revenues for the second quarter of 2004 over the second quarter of 2003.

General and Administrative. General and administrative expense increased to $2.1 million, or 4% of net revenue, for the three months ended June 30, 2004, from $1.2 million, or 8% of revenue, for the three months ended June 30, 2003. The $846,000 increase in absolute dollars was primarily due to increased compensation and travel costs of $306,000, resulting from an 83% increase in headcount from June 30, 2003 compared to June 30, 2004. Additionally, as a result of becoming a public company in February 2004, our insurance and filing fee expenses increased $203,000 for the three months ended June 30, 2004 over the same period in 2003. Professional and consulting fees increased $114,000 for the three months ended June 30, 2004 over the same period in 2003 resulting from increased investor relations fees related to our becoming a public company in February 2004 and increased consulting fees related to upgrading our enterprise resource planning and finance systems.

Stock-Based Compensation. Stock-based compensation was $1.0 million and $820,000 for the three months ended June 30, 2004 and 2003, respectively. The increase in stock-based compensation resulted primarily from the amortization of deferred stock-based compensation recorded on stock option grants in the second half of 2003.

Interest Income, Net. Interest income, net was $470,000 for the three months ended June 30, 2004 compared to interest expense of $15,000 for the comparable period in 2003. During 2004, we experienced a higher amount of interest income from our investment balances which increased after the completion of our initial public offering in February 2004. Our initial public offering provided us with $133.5 million in net proceeds. Interest expense was lower in the second quarter of 2004 than the same period in 2003, since in February 2004, we used $5.8 million of the proceeds from the initial public offering to repay in full balances outstanding under our loan agreement.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Net Revenue. Net revenue for the six months ended June 30, 2004 was $89.7 million compared to $24.5 million for the comparable period of 2003, an increase of $65.2 million, or 266%. Net revenue has increased sequentially from the first quarter of 2003 through the second quarter of 2004 due to the increased acceptance of our wireless chipset products, an increase in the number of PC OEM and networking manufacturer design wins and the broadening of our product line to provide integrated 802.11b, 802.11g and 802.11a products. As a result, the total number of chipsets shipped increased from approximately 1.3 million in the first six months of 2003 to approximately 7.0 million for the comparable period in 2004.

Gross Profit. Gross profit for the six months ended June 30, 2004 was $42.3 million compared to $10.3 million for the six months ended June 30, 2003, an increase of $32.0 million, or 310%. In 2003 and the first six months of 2004, we focused on addressing higher volume markets, including the market for 802.11g and multi-mode products as this market rapidly expanded. This resulted in increased chipset volumes of approximately 438% from the first six months of 2003 to the same period of 2004 and increased the absolute gross profit dollars from period to period. Gross profit as a percentage of revenue increased to 47.1% for the six months ended June 30, 2004 compared to 42.0% in the comparable period of 2003. This increase resulted from a decrease in per unit costs related to design efficiencies and volume purchasing discounts in the first six months of 2004, partially offset by a 33% decrease in average selling price. During the second quarter of 2004, more of our customers transitioned to our newer generation devices, which produced a higher gross margin percentage due to lower production costs for these chipsets. During the first six months of 2004 and 2003, software license fee revenue contributed 0.6% and 3.4%, respectively, to our gross margin.

Research and Development. Research and development expense was $20.2 million for the first six months of 2004, or 23% of net revenue, compared to $12.9 million for the six months ended June 30, 2003, or 53% of net revenue. The $7.3 million increase in absolute dollars was primarily due to an increase in compensation and travel costs of $4.2 million and software development licenses of $519,000 resulting from a 60% increase in headcount from June 30, 2003 compared to June 30, 2004. Additionally, our licensing costs related to intellectual property, evaluation and prototype expenses and consulting costs increased $2.0 million in the six months ended June 30, 2004 over the same period in 2003, primarily resulting from the development effort related to eight new chips in the six months ended June 30, 2004 as compared to five new chips in the same period of 2003.

Sales and Marketing. Sales and marketing expense was $7.7 million for the six months ended June 30, 2004, or 8% of net revenue, compared to $4.7 million for the six months ended June 30, 2003, or 19% of net revenue. The $3.0 million increase in absolute dollars was primarily due to an increase in compensation and travel costs of $2.0 million related to a 53% increase in sales and marketing headcount from June 30, 2003 compared to June 30, 2004, an increase in sales commissions to third-party sales representatives of $347,000 related to a 266% increase in revenues for the first six months of 2004 compared to the same period of 2003 and an increase in trade show and other marketing expenses of $294,000 related to increased activities for new product introduction.

General and Administrative. General and administrative expense increased to $4.3 million, or 5% of net revenue, for the six months ended June 30, 2004, from $2.2 million, or 9% of revenue, for the six months ended June 30, 2003. The $2.1 million increase in absolute dollars was primarily due to additional compensation and travel costs of $756,000, resulting from an 83% increase in headcount from June 30, 2003 compared to June 30, 2004. Additionally, professional and consulting fees increased $570,000 for the six months ended June 30, 2004 over the same period in 2003 resulting from increased legal fees related to patent filings, increased audit, tax and investor relations fees related to our becoming a public company in February 2004, and increased consulting fees related to upgrading our enterprise resource planning and finance systems. Also as a result of becoming a public company in February 2004, our insurance and filing fee expenses increased $341,000 for the six months ended June 30, 2004 over the same period of 2003. Finally, our banking fees, consisting primarily of fees for processing letters of credit from our customers, increased $171,000 in the six months ended June 30, 2004 over the same period in 2003.

Stock-Based Compensation. Stock-based compensation was $2.1 million and $882,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in stock-based compensation resulted primarily from the amortization of deferred stock-based compensation recorded on stock option grants in the second half of 2003.

Interest Income, Net. Interest income, net was $623,000 for the six months ended June 30, 2004 compared to $13,000 for the comparable period in 2003. During 2004, we experienced a higher amount of interest income from our investment balances which increased after the completion of our initial public offering in February 2004. Our initial public offering provided us with $133.5 million in net proceeds. Additionally, interest expense was lower in the six months ended June 30, 2004 than the same period in 2003, since in February 2004, we used $5.8 million in proceeds from the initial public offering to repay in full balances outstanding under our loan agreement.

Liquidity and Capital Resources

As of June 30, 2004, we had $155.6 million in cash, cash equivalents and marketable securities. In February 2004, we completed an initial public offering of 10,350,000 shares of our common stock resulting in net proceeds to us of approximately $133.5 million. We used $5.8 million to pay in full outstanding balances under our revolving credit facility and equipment loan. As of June 30, 2004, we have $10.0 million available for borrowing under the revolving credit facility and no further funds available for borrowing under the equipment loan. The loan is collateralized by all our tangible assets. The loan agreement contains financial and nonfinancial covenants with which we must comply. As of June 30, 2004, we were in compliance with all of these covenants.

Operating Activities: Our operating activities used $623,000 of cash for the six months ended June 30, 2004 and $9.5 million for the six months ended June 30, 2003. The improvement in our cash flow resulted primarily from net income of $7.9 million for the six months ended June 30, 2004 as compared to a net loss of $10.3 million for the six months ended June 30, 2003. Our accounts receivable increased $9.6 million and $5.9 million, for the six months ended June 30, 2004 and 2003, respectively, related to increased revenue, the timing of customer payments and the extension of credit terms to a broader base of customers. Inventories increased $5.2 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively, as we built inventory in order to meet the increased anticipated future demand for our products. Prepaid expenses increased by $2.1 million for the six months ended June 30, 2004 compared to $387,000 for the six months ended June 30, 2003 as we licensed additional computer aided design software tools to support our incremental headcount and product development. Accounts payable did not change significantly in the six months ended June 30, 2004, but increased $5.3 million for the six months ended June 30, 2003, resulting primarily from the timing of payments for inventory. Our other accrued liabilities increased $5.2 million and $1.5 million during the six months ended June 30, 2004 and 2003, respectively, due primarily to the accrual of customer incentives.

Investing Activities. Our investing activities used $102.2 million in the six months ended June 30, 2004, and provided cash of $10.3 million in the six months ended June 30, 2003. Our investing activities primarily resulted from the purchase and maturities of our marketable securities, purchases of property and equipment and the refund of a deposit from a loan agreement included in the change in other assets.

Financing Activities. Our financing activities provided cash of $127.5 million and $3.0 million in the six months ended June 30, 2004 and 2003, respectively. The increase in cash provided in 2004 related to the net proceeds from our initial public offering of $133.5 million, partially offset by the repayment of $5.8 million in outstanding balances on our revolving credit facilities.

Capital expenditures were $1.4 million and $474,000 for the six months ended June 30, 2004 and 2003, respectively. These expenditures primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth.

Our research and development expenses were $20.2 million in the six months ended June 30, 2004 and $29.1 million, $23.1 million and $23.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. These expenditures resulted in enhancements to our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and equivalents and the revolving credit facility.

We expect to experience a significant increase in our operating expenses in absolute dollars, particularly in research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

Some of our major customers have converted or are expected to convert to open credit terms from letter of credit backed receivables. We expect that this change in credit terms, as well as increasing revenue, may increase our accounts receivable balances over time and thereby consume working capital.

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

As of June 30, 2004, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncement

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and should be applied in impairment evaluations made in reporting periods beginning after June 15, 2004. We do not expect that the adoption of Issue No. 03-1 will have a material effect on our consolidated financial statements.

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

We have experienced significant growth in a short period of time. Our revenue has increased from $1.8 million in 2001, to $22.2 million in 2002, $87.4 million in 2003 and $89.7 million in the first six months of 2004. We do not expect similar revenue growth rates in future periods. Growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

Although we have recently achieved profitability, we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue in the future to sustain profitability.

At June 30, 2004, we had an accumulated deficit of approximately $76.7 million. During 2003, we incurred $49.8 million in operating expenses and a net loss of $13.2 million. In the first six months of

2004, we incurred operating expenses of $34.3 million and net income of $7.9 million. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. These expenditures are expected to decrease as a percentage of revenue over the next several quarters if our revenue increases. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

Further, we sell our chipsets to OEMs who integrate our chipsets into their products or to ODMs who include our chipsets in the products they supply to OEMs. We have limited visibility as to the volume of our products that our OEM and ODM customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it may adversely impact our future sales.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross profits.

The products we develop and sell are used for high volume applications and are subject to rapid declines in average selling prices. Our average selling prices have decreased significantly in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. Historically, we have been able to substantially offset reductions in our average selling prices with decreases in our product and operating costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross margins. While gross margins may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.

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

We derive a significant portion of our revenue from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, for example due to an increase in inventory, or to alter their purchasing patterns in some other way, particularly because substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty.

In the first six months of 2004, Hon-Hai Precision Industry (formerly Ambit Microsystems), Askey Computer Corporation and Global Sun Technology accounted for 32%, 16% and 11% of our net revenue, respectively. In the year ended December 31, 2003, Global Sun Technology Inc. and Ambit Microsystems accounted for 28% and 20% of our net revenue, respectively. Some of our original equipment manufacturer customers are also original design manufacturer customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Sales to our largest customers have fluctuated significantly from period to period primarily due to a change in our distribution model from direct sales to an increasing number of sales to original design manufacturers and the continued diversification of our customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

We sell our products directly to original equipment manufacturers, who include our chipsets in their products, and to original design manufacturers, who include our chipsets in the products they supply to original equipment manufacturers. Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on original equipment manufacturers to design our products into the products they sell. Without these design wins, our business would be materially and adversely affected. We often incur significant expenditures on the development of a new product without any assurance that an original equipment manufacturer will select our product for design into its own product. Once an original equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an original equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful, that we will receive any revenue from that manufacturer or that a successor design will include one of our products.

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software, which could reduce the market acceptance for our new products, damage our reputation with current or prospective customers and adversely affect our operating costs.

Highly complex products such as our chipsets and the related reference designs we provide to our customers frequently contain defects, errors and bugs when they are first introduced or as new versions are released. We may in the future experience these defects, errors and bugs. If any of our products have reliability, quality, or compatibility problems, we may not be able to successfully correct these problems. In addition, if any of our proprietary features contain defects, errors or bugs when first introduced or as new versions are released, we may be unable to correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers and our financial results. In addition, these defects, errors or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recalls, repairs or replacement costs. These problems may also result in claims against us by our customers or others.

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

Furthermore, we sell our chipsets to OEMs who integrate our chipsets into their products or to ODMs who include our chipsets in the products they supply to OEMs. We have limited visibility as to the volume of our products that our OEM and ODM customers are selling to their customers or carrying in their inventory. If our customers have excess inventory, it may adversely impact our future sales.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To remain competitive, we continually work to improve our chipsets and, in particular, our high-performance radio frequency products, to be manufactured using increasingly smaller geometries and to achieve higher levels of design integration. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products. To remain competitive, our chipset must be redesigned from time to time, which may result in delays in product deliveries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. In addition, while we purchase wafers from foundries, we also assume the yield risk related to manufacturing these wafers into die. We may face similar difficulties, delays and expenses in the future. We depend on our relationships with our foundries to transition to smaller geometry processes successfully and cannot assure that our foundries will be able to effectively manage the transition. If our foundries, or we, experience significant delays in this transition or fail to efficiently implement these transitions, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of independent foundries and subcontractors for the manufacture, assembly and testing of our chipsets, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We rely on Taiwan Semiconductor Manufacturing Corporation in Taiwan and Semiconductor Manufacturing International Corporation in Shanghai, China to produce all of our chips. We also rely on Amkor Technology, Inc. in China and Korea and ASAT Holdings Limited in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd., both of which are in Taiwan, ST Assembly Test Services Ltd. in Singapore and other third-party assembly and test subcontractors to assemble, package and test our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

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

The fabrication of chipsets is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundries have from time to time experienced manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, designing radio frequency circuits using standard, complementary metal-oxide semiconductor processes is difficult and can result in unsatisfactory yields. Because we purchase wafers, our exposure to low wafer yields from our foundries is increased. Poor yields from our foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. In addition, manufacturing defects may not be detected by our testing. If these defects arise or are discovered after we have shipped our products, our reputation and business would suffer.

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

The wireless networking market is characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we received several written notices or offers from our competitors and others claiming to have patent rights in certain technology and inviting us to license this technology and related patents that apply to the Institute of Electrical and Electronics Engineers family of wireless local area networking standards, including the 802.11b, 802.11g and 802.11a wireless standards as well as other technology and patents relevant to other standards related to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. None of these notices or offers to license has included an explicit threat of, or resulted in, litigation against us. While at least one of our customers has been sued by the holder of a patent related to 802.11a and 802.11g technology, none of these notices or offers to license has included an explicit threat of, or resulted in, litigation against us.

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

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation, and certain customers have received notices of written offers from our competitors and others claiming to have patent rights in certain technology and inviting our customers to license this technology. At least one customer has been sued outside the U.S. for allegedly infringing a patent related to 802.11a and 802.11g technology. Because we indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license agreements, which could result in substantial expenses. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our proprietary technologies and products to decrease.

We face business, political, regulatory, operational, financial and economic risks because most of our operations and sales activities take place outside of the United States.

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia accounted for substantially all of our net revenue in the first six months of 2004 and for the year 2003. Because many of our original design manufacturer customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and have sales, marketing and support personnel in Japan, Taiwan and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

Taiwan Semiconductor Manufacturing Corporation and Semiconductor Manufacturing International Corporation, which manufacture our chipsets and perform substantially all of our assembly and testing facilities, are located in Asia. In addition, our headquarters are located in Northern California. The risk of an earthquake in the Pacific Rim region, including Asia and Northern California, is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors, as well as other providers of these services. As a result of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used. The Federal Communications Commission, or the FCC, in the United States, as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks. We therefore rely on the FCC and international regulators to provide sufficient spectrum and usage rules. For example, countries such as China, Japan or Korea heavily regulate all aspects of their wireless communication industries, and may restrict spectrum allocation or usage, or may impose requirements that render our products or our customers’ products unmarketable in these jurisdictions. If this were to occur, it would make it difficult for us to sell our products in that region. In addition, some of our chipsets operate in the 5 gigahertz, or GHz, band, which is also used by government and commercial services such as military and commercial aviation. The FCC and European regulators have traditionally protected government uses of the 5GHz, bands by setting power limits and indoor and outdoor designation and requiring that wireless local area networking devices not interfere with other users of the band such as government and civilian satellite services. Changes in current laws or regulations, reversal of usage rights, or the imposition of new laws and regulations in the United States or elsewhere regarding the allocation and usage of the 5 GHz band on us, our customers or the industries in which we operate may materially and adversely impact the sale of our products and our business, financial condition and results of operations.

Rapidly changing standards could make our products obsolete, which would cause our operating results to suffer.

We design our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. In addition, the Chinese government recently proposed the use of the Wired Authentication and Privacy Infrastructure, or WAPI, proprietary encryption standard for wireless local area networking operation in products sold in China. Implementation of this standard was previously required to sell wireless local area networking products in China beginning in June 2004. In April 2004, the Chinese government agreed to suspend indefinitely its proposed implementation of WAPI as a mandatory wireless encryption standard. The encryption algorithms and implementation previously required for the Wired Authentication and Privacy Infrastructure proprietary encryption standard have not been published and may only be available through a number of Chinese companies specified by the government. Although we anticipate that the now-suspended Chinese encryption standard will not have a material adverse effect on our business, we cannot be certain that this mandate, if revived, will not affect our business.

If our customers or the industries using wireless technology prefer to integrate wireless capability into other products, we may not be able to compete effectively, we will lose customers, our revenue will decline and our business will be harmed.

We have adopted the strategy of maintaining wireless technology on a chipset that is separate from functionality contained on other chips within a product. Our customers or the industries using wireless technology may prefer to integrate wireless capability into other products such as DSL modems, or determine that an integrated chip with multiple functionality results in products that perform better or are less expensive or more efficient to manufacture. If wireless functionality becomes commonly integrated with other functionality, the market for our products may decline. Consequently, we may miss product cycles in order to redesign our products, and we may not be able to forge strategic relationships necessary in order to design and arrange for the production of chips that include multiple functionality. If we miss product cycles, we will lose customers, our revenue will decline and our business will be harmed.

The proliferation of wireless devices may expand beyond the capacity of the channels available in the 2.4GHz and 5 GHz bands, which may overload the networks and result in decreased market demand for our products.

Wireless networks currently operate in the 2.4 GHz or 5 GHz bands, within which there are a limited number of channels available for use. The increasing number of wireless devices and networks may overburden the frequency bands and overload the networks. Recent studies have predicted that congestion in the 2.4 GHz band could result from the increasing number of wireless devices using that band. If this occurs, our customers or the industries in which we operate may be adversely affected because the networks become inoperable or because only a limited number of devices will be able to access the networks. In turn, we may experience a decrease in market demand for our products that would adversely impact our business and results of operations.

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

Risks related to the market for our common stock

Because the Nasdaq National Market is likely to continue to experience extreme price and volume fluctuations, the price of our stock may decline.

Since we completed our initial public offering in February 2004, the market price of our shares has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including the following:

•	actual or anticipated variations in our quarterly operating results or those of our competitors;

•	announcements by us or our competitors of new products or technological innovations;

•	introduction and adoption of new industry standards;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in the market valuations of our competitors;

•	announcements by us or our competitors of significant acquisitions or partnerships; and

•	sales of our common stock.

Many of these factors are beyond our control and may negatively impact the market price of our common stock, regardless of our performance. In addition, the stock market in general, and the market for technology and semiconductor companies in particular, have been highly volatile. Our common stock may not trade at the same levels of shares as that of other semiconductor and technology companies, and shares of semiconductor and technology companies, in general, may not sustain their current market prices. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Substantial sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. We currently have approximately 46,894,660 shares of common stock outstanding, of which 10,350,000 shares sold in our initial public offering are freely transferable without restriction or additional registration under the Securities Act of 1933. As a result of lockup agreements and subject to Rules 144, 144(k) and 701 under the Securities Act of 1933 and vesting provisions under option agreements, the remaining 36,544,660 shares of common stock outstanding will become available for sale in the public market commencing on August 10, 2004.

In addition, the holders of approximately 22,532,670 shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

Our corporate actions are substantially controlled by officers, directors, principal stockholders and affiliated entities.

Our directors, executive officers and their affiliated entities beneficially own approximately 45% of our outstanding common stock. One of our directors, Teresa H. Meng, owns approximately 7% of our common stock, including shares subject to options that are immediately exercisable as of June 30, 2004. Including shares deemed beneficially owned in accordance with the rules of the SEC, but with respect to which they disclaim beneficial ownership except to the extent of their pecuniary interests therein, Forest Baskett, William B. Elmore and Andrew S. Rappaport beneficially own approximately 8%, 13% and 11%, respectively. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of June 30, 2004, our investments were in money market funds, commercial paper, corporate notes, foreign debt securities, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of June 30, 2004, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate plus 1.0%. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Japan, Taiwan and India is the U.S. dollar and as the local expenditures are denominated in the local currencies of Japan, Taiwan and India, respectively, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4 above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) On February 18, 2004, we completed an initial public offering of 10,350,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-110807). The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2004. The initial public offering price was $14.00 per share, and the aggregate gross proceeds to us were $144.9 million. After deducting the underwriting discounts and commissions of $10.1 million and the offering expenses of approximately $1.3 million, the net proceeds to us from the offering were approximately $133.5 million.

From February 11, 2004, until June 30, 2004, we used the following net proceeds from the offering: In February 2004, we used $5.8 million of the net offering proceeds to repay debt owed to Silicon Valley Bank, and in the second quarter of 2004, we used $2.5 million to fund working capital requirements. We continue to invest the remaining proceeds in short-term, investment grade, interest-bearing instruments.

(e) Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Atheros Communications, Inc. annual meeting of stockholders was held on May 18, 2004. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1.	The election of three (3) Class I directors to serve for a three-year term until the 2007 annual meeting of stockholders. The results of the voting were as follows:

a. Craig H. Barratt

Number of shares voted FOR	34,358,045
Number of shares WITHHOLDING AUTHORITY	12,380

b. Marshall L. Mohr

Number of shares voted FOR	34,271,045
Number of shares WITHHOLDING AUTHORITY	99,380

c. Andrew S. Rappaport

Number of shares voted FOR	34,293,770
Number of shares WITHHOLDING AUTHORITY	76,655

The other directors whose terms of office as directors have continued after the annual meeting are:

Forest Baskett, William B. Elmore, John L. Hennessy and Teresa H. Meng.

2.	Ratification of the appointment of Deloitte & Touche LLP, as independent auditors of Atheros Communications, Inc. for the fiscal year ending December 31, 2004. The results of the voting were as follows:

Number of shares voted FOR	34,235,480
Number of shares voted AGAINST	103,365
Number of shares ABSTAINING	31,580
Number of Broker Non-Votes	0

Item 5. Other Information.

As permitted by Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, certain of our executive officers, directors and other employees have set up predefined, structured stock trading programs with their brokers to sell shares of our common stock. The stock trading programs allow a broker acting on behalf of the executive officer, director or other employee to trade our common stock during blackout periods or while the executive officer, director or other employee may be aware of material, nonpublic information, if the trade is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when the executive officer, director or employee was not aware of any material, nonpublic information. Our executive officers, directors and other employees may also trade our common stock outside of the stock trading programs set up under Rule 10b5-1 subject to blackout periods and insider trading rules.

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

(b) Reports on Form 8-K

On April 27, 2004, we filed a report on Form 8-K furnishing under Item 12 our financial press release for the results of the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

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