Form 10-Q
period 2004-09-30
ATHEROS COMMUNICATIONS INC
filed 2004-11-10
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004 47,591,368 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,270	$13,615
Marketable securities	114,444	15,424
Accounts receivable, net	26,862	9,855
Inventories	19,321	10,929
Prepaid expenses and other current assets	3,403	1,110

Total current assets	200,300	50,933
Property and equipment, net	2,810	2,346
Other assets	1,635	2,607

	$204,745	$55,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$4,000
Accounts payable	15,302	15,585
Accrued liabilities	20,237	10,838
Current portion of debt and capital lease obligations	145	1,346

Total current liabilities	35,684	31,769

Long-term liabilities	819	1,831
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	98,344
Common stock	247,477	15,000
Stockholder notes receivable	(14)	(123)
Deferred stock-based compensation	(3,182)	(6,341)
Accumulated deficit	(75,923)	(84,591)
Accumulated other comprehensive loss	(116)	(3)

Total stockholders’ equity	168,242	22,286

	$204,745	$55,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$38,262	$25,168	$127,954	$49,699
Cost of goods sold (1)	20,800	14,966	68,215	29,184

Gross profit	17,462	10,202	59,739	20,515

Operating expenses:
Research and development (1)	10,404	7,482	30,625	20,425
Sales and marketing (1)	3,824	3,134	11,484	7,794
General and administrative (1)	2,139	1,526	6,432	3,677
Stock-based compensation	918	608	3,058	1,490

Total operating expenses	17,285	12,750	51,599	33,386

Income (loss) from operations	177	(2,548)	8,140	(12,871)
Interest income (expense), net	658	(52)	1,281	(39)

Income (loss) before income taxes	835	(2,600)	9,421	(12,910)
Provision for income taxes	68	33	753	33

Net income (loss)	$767	$(2,633)	$8,668	$(12,943)

Basic net income (loss) per share	$0.02	$(0.21)	$0.21	$(1.07)

Shares used in computing basic net income (loss) per share	46,762	12,604	41,345	12,092

Diluted net income (loss) per share	$0.01	$(0.21)	$0.17	$(1.07)

Shares used in computing diluted net income (loss) per share	52,428	12,604	51,486	12,092

(1) Amounts exclude stock-based compensation, as follows:

Cost of goods sold	$57	$—	$205	$—
Research and development	296	370	1,016	489
Sales and marketing	239	35	749	47
General and administrative	326	203	1,088	954

	$918	$608	$3,058	$1,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,668	$(12,943)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and loss on disposal of property and equipment	1,455	1,359
Amortization of non-cash stock-based compensation and warrants	3,081	1,539
Change in assets and liabilities:
Accounts receivable	(17,007)	(5,930)
Inventories	(8,392)	(3,911)
Prepaid expenses and other current assets	(2,530)	(184)
Accounts payable	(283)	4,046
Other accrued liabilities	9,778	3,137

Net cash used in operating activities	(5,230)	(12,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,919)	(1,018)
Purchase of marketable securities	(189,108)	(9,299)
Maturities of marketable securities	89,975	24,068
Other assets	1,186	(275)

Net cash provided by (used in) investing activities	(99,866)	13,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	134,234	852
Short-term borrowings	—	4,000
Repayment of short-term borrowings	(4,000)	—
Collection of notes receivable	109	62
Proceeds from issuance of debt	—	981
Repayments of debt and capital lease obligations	(2,592)	(1,119)

Net cash provided by financing activities	127,751	4,776

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,655	5,365
CASH AND CASH EQUIVALENTS, Beginning of period	13,615	3,094

CASH AND CASH EQUIVALENTS, End of period	$36,270	$8,459

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003 included in its Form S-1, as filed on February 11, 2004 with the SEC. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

2. Stockholders’ Equity

On January 23, 2004, the Company completed a 3-for-4 reverse split of its outstanding common stock. All information related to common stock, options and warrants to purchase common stock and earnings per share included in the accompanying condensed consolidated financial statements have been adjusted to give effect to the reverse stock split.

In February 2004, the Company completed an initial public offering whereby it sold 10,350,000 shares of common stock (including underwriters’ overallotment) and received net proceeds of $133.2 million (after underwriters’ discount and related offering expenses). Upon the closing of the initial public offering, all outstanding shares of the Company’s convertible preferred stock converted into 22,532,670 shares of common stock.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$767	$(2,633)	$8,668	$(12,943)
Other comprehensive income (loss):
Change in unrealized loss on investments	36	(10)	(113)	(13)

Total comprehensive income (loss)	$803	$(2,643)	$8,555	$(12,956)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form S-1 filed with the SEC on February 11, 2004. The Company’s significant accounting policies have not changed during the nine months ended September 30, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$767	$(2,633)	$8,668	$(12,943)
Add: total stock-based employee compensation included in reported net income (loss)	918	608	3,058	1,490
Less: total stock-based compensation determined under the fair value based method for all awards	(2,414)	(1,397)	(6,309)	(1,765)

Pro forma net income (loss)	$(729)	$(3,422)	$5,417	$(13,218)

Basic net income (loss) per share as reported	$0.02	$(0.21)	$0.21	$(1.07)

Diluted net income (loss) per share as reported	$0.01	$(0.21)	$0.17	$(1.07)

Pro forma basic net income (loss) per share	$(0.02)	$(0.27)	$0.13	$(1.09)

Pro forma diluted net income (loss) per share	$(0.02)	$(0.27)	$0.11	$(1.09)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Estimated life (in years)	4.5	4.9	4.6	4.6
Risk-free interest rate	3.4%	3.8%	3.4%	3.3%
Expected dividends	—	—	—	—
Volatility	80%	—	80%	—

Because the Company’s common stock has recently become publicly traded, its historical data on the volatility of its common stock is limited. Therefore, the Company estimates volatility based on the average volatilities of similar entities.

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

	Nine Months Ended September 30,
	2004	2003
Beginning balance	$578	$160
Additions related to current period sales	960	358
Warranty costs incurred in the current period	(153)	(25)
Adjustments to accruals related to prior period sales	(367)	(75)

Ending balance	$1,018	$418

4. Inventories

Inventories consist of (in thousands):

	September 30, 2004	December 31, 2003
Finished goods	$7,001	$5,641
Work-in-process	10,553	5,124
Raw materials	1,767	164

Total	$19,321	$10,929

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2004	December 31, 2003
Accrued customer incentives	$8,755	$2,996
Accrued compensation and benefits	4,168	2,944
Accrued product warranty	1,018	578
Other liabilities	6,296	4,320

Total	$20,237	$10,838

6. Short and Long-Term Debt

Bank Loan and Security Agreement

In March 2003, the Company entered into a loan agreement with a bank, which was amended in December 2003 (the “Agreement”). The Agreement allows the Company to finance up to $10,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. Borrowings under the Agreement are secured by all of the tangible assets of the Company. The Agreement contains financial covenants related to tangible net worth, as well as other non-financial covenants. As of September 30, 2004, the Company was in compliance with all required covenants. Interest on borrowings under the working capital line is payable monthly and is calculated at the bank’s prime rate (4.75% at September 30, 2004) plus 1.0%. Borrowings under the working capital line are due in March 2005, or earlier as required by borrowing limits defined in the Agreement. Principal and interest is payable monthly for borrowings related to equipment purchases.

As of December 31, 2003, $4,000,000 and $1,837,000 was outstanding under the working capital and equipment purchase arrangements, respectively. In February 2004, the Company repaid these balances in full and no balances were outstanding at September 30, 2004. The Company had $10,000,000 available for borrowing under the working capital arrangement and no further funds available for borrowing under the equipment purchase arrangement at September 30, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) (numerator)	$767	$(2,633)	$8,668	$(12,943)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	47,040	13,219	41,724	12,982
Weighted average shares subject to repurchase	(278)	(615)	(379)	(890)

Shares used to calculate basic net income (loss) per share	46,762	12,604	41,345	12,092
Effect of dilutive securities:
Common stock options and warrants	5,388	—	6,213	—
Convertible preferred stock	—	—	3,549	—
Shares subject to repurchase	278	—	379	—

Shares used to calculate diluted net income (loss) per share	52,428	12,604	51,486	12,092

Basic net income (loss) per share	$0.02	$(0.21)	$0.21	$(1.07)

Diluted net income (loss) per share	$0.01	$(0.21)	$0.17	$(1.07)

The Company excludes potentially dilutive securities from its diluted net income (loss) per share calculation when their effect would be antidilutive to net income (loss) amounts. The following common stock equivalents were excluded from the net income (loss) per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options and warrants	1,041	7,037	422	6,129
Common shares subject to repurchase	—	615	—	890
Convertible preferred stock	—	22,533	—	22,533

Total potential shares of common stock excluded from diluted net income (loss) per share calculation	1,041	30,185	422	29,552

8. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Taiwan	81%	90%	86%	86%
United States	1	1	1	2
Other	18	9	13	12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Askey Computer Corporation	15%	*	16%	*
Gemtek Technology Co., Ltd	15	*	*	*
Global Sun Technology, Inc.	13	29%	12	28%
Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation)	12	25	26	19
Alpha Networks, Inc. (formerly D-Link Corporation)	11	*	*	*

Customers representing greater than 10% of net accounts receivable are as follows:

	September 30, 2004	December 31, 2003
Gemtek Technology Co., Ltd	19%	*
Global Sun Technology, Inc.	18	32%
Askey Computer Corporation	17	*
Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation)	15	20
Alpha Networks, Inc. (formerly D-Link Corporation)	13	*

*	less than 10% in the applicable period.

9. Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our average selling prices, the market for our products and our market share, our strategy regarding new markets, our customer concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, our expenses and cost of goods sold, customer credit terms, our accounts receivable balance, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our intellectual property, market risk sensitive instruments and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. We were incorporated in May 1998 and commenced operations in December 1998. Through December 31, 2000, we were engaged principally in research and development. We first generated meaningful revenue from sales of our products in the fourth quarter of 2001. Our revenue from 2001 through the first half of 2002 was characterized by relatively low volumes, high average selling prices and high gross margins. Beginning in the second half of 2002 through the quarter ended June 30, 2004, our revenue was characterized by increasing volumes and decreasing average selling prices for our chipsets. During the quarter ended September 30, 2004, we experienced a decrease in volume and continued decreases in average selling prices of our chipsets. Although our results for the first three quarters of 2004 were profitable, we experienced net losses in all others periods from inception through December 31, 2003. Through September 30, 2004, we had an accumulated deficit of $75.9 million.

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

Net Revenue. Our revenue is derived primarily from the sale of WLAN chipset products and, to a lesser extent, from licensed software and services. Since our inception, we have not recognized revenue related to non-recurring engineering arrangements. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access point, cardbus and integrated client card products. Some OEMs directly purchase chipsets from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM may provide products based on our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

During the quarter ended September 30, 2004, shipment volumes of our first single chip wireless solution integrating the radio, media access controller and baseband onto one chip increased as a percentage of total shipments. This single chip solution is generally priced lower than the combined average selling prices of our multi-chip solutions. Therefore, we expect our average selling price per chipset to continue to decline as our single chip volume increases.

In the nine months ended September 30, 2004, Hon-Hai Precision Industry (formerly Ambit Microsystems), Askey Computer Corporation and Global Sun Technology, Inc. accounted for 26%, 16% and 12% of our net revenue, respectively. In the nine months ended September 30, 2003, Global Sun Technology and Hon-Hai accounted for 28% and 19% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small list of ODM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% of net revenue for each of the nine month periods ending September 30, 2004 and 2003. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and adjustments to state inventories at the lower of cost or market caused by transitions from older to newer products. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we are subject to yield risk related to manufacturing these wafers into die. We expect that our cost of goods sold will increase as a percentage of revenue due to volume pricing pressures and changing product mix, resulting in decreased gross margins.

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

Stock-Based Compensation. In connection with the grant of stock options in 2001, 2002 and 2003, we have recorded an aggregate of $6.5 million in stock-based compensation through September 30, 2004. These options are considered compensatory because the fair market value of our stock determined for financial reporting purposes is greater than the fair value determined by the board of directors on the date of the grant or issuance. As of September 30, 2004, we had an aggregate of $3.2 million in stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related option and warrant, which is generally four to five years using the graded vesting method. This deferred stock-based compensation balance will be amortized as follows, assuming no forfeiture of awards: $661,000 during the fiscal fourth quarter of 2004; $1.6 million during 2005; $742,000 during 2006; $203,000 during 2007; and $12,000 during 2008.

Interest Income, Net. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances. Interest expense consists of interest on our revolving line of credit, equipment loans and equipment lease.

Provision for Income Taxes. Provision for income tax relates primarily to federal, state and foreign taxes on our income.

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

Inventory. We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventories at the lower of actual cost (using the first-in, first-out method) or its current estimated market value. We adjust our inventory to the estimated lower of cost or market value to account for its obsolescence or lack of marketability. Adjustments are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold.

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

Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. Although most of our receivables from inception through 2003 have been backed by letters of credit, substantially all of our major customers have converted or are expected to convert to open credit terms during 2004. Therefore, a significant change in the liquidity or financial position of any one customer could make collection of our accounts receivable more difficult, require us to increase our allowance for doubtful accounts and negatively affect our working capital.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	54	59	53	59

Gross profit	46	41	47	41
Operating expenses:
Research and development	27	30	24	41
Sales and marketing	10	13	9	16
General and administrative	6	6	5	7
Stock-based compensation	2	2	2	3

Total operating expenses	45	51	40	67

Income (loss) from operations	1	(10)	7	(26)
Interest income, net	2	—	1	—
Provision for income taxes	(1)	—	(1)	—

Net income (loss)	2%	(10)%	7%	(26)%

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Net Revenue. Net revenue for the three months ended September 30, 2004 was $38.3 million compared to $25.2 million for the comparable period of 2003, an increase of $13.1 million, or 52%. This increase in net revenue is due to the increased acceptance of our wireless chipset products, an increase in the number of Personal Computer Original Equipment Manufacturer (“PC OEM”) and networking manufacturer design wins, the broadening of our product line to provide integrated 802.11b, 802.11g and 802.11a products and the introduction of our single chip solution, integrating the radio, media access controller and baseband. As a result, the total number of chipsets shipped increased from approximately 1.5 million in the third quarter of 2003 to approximately 3.6 million for the comparable period in 2004.

Gross Profit. Gross profit for the three months ended September 30, 2004 was $17.5 million compared to $10.2 million for the three months ended September 30, 2003, an increase of $7.3 million, or 71%. In 2003 and the first three quarters of 2004, we focused on addressing higher volume markets, including the market for 802.11g and multi-mode products. We believe that the market for these products, as well as our market share, has increased during these periods. This resulted in increased chipset volumes of approximately 135% and increased absolute gross profit dollars from the third quarter of 2003 to the same period in 2004. Gross profit as a percentage of revenue increased to 45.6% for the three months ended September 30, 2004 compared to 40.5% in the comparable period of 2003. This increase resulted from a decrease in per unit costs related to design efficiencies and volume purchasing discounts in the three months ended September 30, 2004, partially offset by a 35% decrease in average selling price. During the third quarter of 2004 and 2003, software license fee revenue contributed 0.6% and 1.7%, respectively, to our gross margin.

Research and Development. Research and development expense was $10.4 million for the three months ended September 30, 2004, or 27% of net revenue, compared to $7.5 million for the three months ended September 30, 2003, or 30% of net revenue. The $2.9 million increase in absolute dollars was primarily due to increased compensation costs of $2.0 million to support a 56% increase in the number of research and development personnel. Additionally, consulting, prototype costs, mask sets and reticles, and equipment expenses increased $902,000 in the three months ended September 30, 2004 over the same period in 2003, primarily resulting from increased chip development efforts in the three months ended September 30, 2004 as compared to the same period of 2003.

Sales and Marketing. Sales and marketing expense was $3.8 million for the three months ended September 30, 2004, or 10% of net revenue, compared to $3.1 million for the three months ended September 30, 2003, or 13% of net revenue. The $690,000 increase in absolute dollars was primarily due to an increase in compensation costs of $458,000 related to a 39% increase in the number of sales and marketing personnel from the third quarter of 2003 to the same period in 2004, and an increase in trade show and other marketing costs of $205,000 during the three months ended September 30, 2004 as compared to the same period of 2003.

General and Administrative. General and administrative expense increased to $2.1 million, or 6% of net revenue, for the three months ended September 30, 2004, from $1.5 million, or 6% of revenue, for the three months ended September 30, 2003. The $613,000 increase in absolute dollars was primarily due to increased compensation costs of $351,000, resulting from a 77% increase in the number of general and administrative personnel from September 30, 2003 to September 30, 2004. Additionally, as a result of becoming a public company in February 2004, our insurance and filing fee expenses increased $200,000 during the three months ended September 30, 2004 over the same period in 2003.

Stock-Based Compensation. Stock-based compensation was $918,000 and $608,000 for the three months ended September 30, 2004 and 2003, respectively.

Interest Income, Net. Interest income, net was $658,000 for the three months ended September 30, 2004 compared to interest expense of $52,000 for the comparable period in 2003. During 2004, we experienced a higher amount of interest income from our investment balances which increased after the completion of our initial public offering in February 2004. Our initial public offering provided us with $133.2 million in net proceeds. Interest expense was lower in the third quarter of 2004 than the same period in 2003, since in February 2004, we used $5.8 million of the proceeds from the initial public offering to repay in full balances outstanding under our loan agreement.

Provision for Income Taxes. Provision for income taxes was $68,000 for the three months ended September 30, 2004, and our effective tax rate was 8.1%, which reflects the utilization of net operating loss carryforwards. Provision for income taxes was $33,000 for the three months ended September 30, 2003, which related to taxes on foreign income.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Net Revenue. Net revenue for the nine months ended September 30, 2004 was $128.0 million compared to $49.7 million for the comparable period of 2003, an increase of $78.3 million, or 157%. This increase is due to the increased acceptance of our wireless chipset products, an increase in the number of PC OEM and networking manufacturer design wins and the broadening of our product line to provide integrated 802.11b, 802.11g and 802.11a products. As a result, the total number of chipsets shipped increased from approximately 2.9 million in the first nine months of 2003 to approximately 10.7 million for the comparable period in 2004.

Gross Profit. Gross profit for the nine months ended September 30, 2004 was $59.7 million compared to $20.5 million for the nine months ended September 30, 2003, an increase of $39.2 million, or 191%. In 2003 and the first nine months of 2004, we focused on addressing higher volume markets, including the market for 802.11g and multi-mode products as this market rapidly expanded. This resulted in increased chipset volumes of approximately 274% from the first nine months of 2003 to the same period of 2004 and increased absolute gross profit dollars from period to period. Gross profit as a percentage of revenue increased to 46.7% for the nine months ended September 30, 2004 compared to 41.3% in the comparable period of 2003. This increase resulted from a decrease in per unit costs related to design efficiencies and volume purchasing discounts in the first nine months of 2004, partially offset by a 31% decrease in average selling prices. During the first nine months of 2004 and 2003, software license fee revenue contributed 0.6% and 2.5%, respectively, to our gross margin.

Research and Development. Research and development expense was $30.6 million for the first nine months of 2004, or 24% of net revenue, compared to $20.4 million for the nine months ended September 30, 2003, or 41% of net revenue. The $10.2 million increase in absolute dollars was primarily due to an increase in compensation and travel costs of $6.3 million and software development license fees of $619,000 resulting from a 56% increase in the number of research and development personnel from September 30, 2003 to September 30, 2004. Additionally, licensing costs related to intellectual property, consulting and outside services costs, equipment expense and prototype costs increased $2.8 million in the nine months ended September 30, 2004 over the same period in 2003, primarily resulting from the increased chip development efforts in the nine months ended September 30, 2004 as compared to the same period of 2003.

Sales and Marketing. Sales and marketing expense was $11.5 million for the nine months ended September 30, 2004, or 9% of net revenue, compared to $7.8 million for the nine months ended September 30, 2003, or 16% of net revenue. The $3.7 million increase in absolute dollars was primarily due to an increase in compensation and travel costs of $2.4 million related to a 39% increase in the number of sales and marketing personnel from September 30, 2003 to September 30, 2004, an increase in sales commissions to third-party sales representatives of $399,000 related to a 157% increase in revenues for the first nine months of 2004 compared to the same period of 2003 and an increase in trade show and other marketing expenses of $498,000 related to increased activities for new product introduction.

General and Administrative. General and administrative expense increased to $6.4 million, or 5% of net revenue, for the nine months ended September 30, 2004, from $3.7 million, or 7% of revenue, for the nine months ended September 30, 2003. The $2.7 million increase in absolute dollars was primarily due to additional compensation and travel costs of $1.1 million, resulting from a 77% increase in the number of general and administrative personnel from September 30, 2003 to September 30, 2004. Additionally, professional and consulting fees increased $490,000 for the nine months ended September 30, 2004 over the same period in 2003 resulting from increased legal fees related to patent filings, increased audit, tax and investor relations fees related to our becoming a public company in February 2004, and increased consulting fees related to upgrading our enterprise resource planning and finance systems. Also as a result of becoming a public company in February 2004, our insurance and filing fee expenses increased $623,000 for the nine months ended September 30, 2004 over the same period of 2003. Finally, our banking fees, consisting primarily of fees for processing letters of credit from our customers, increased $175,000 in the nine months ended September 30, 2004 over the same period in 2003.

Stock-Based Compensation. Stock-based compensation was $3.1 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Interest Income, Net. Interest income, net was $1.3 million for the nine months ended September 30, 2004 compared to interest expense of $39,000 for the comparable period in 2003. During 2004, we experienced a higher amount of interest income from our investment balances which increased after the completion of our initial public offering in February 2004. Our initial public offering provided us with $133.2 million in net proceeds. Additionally, interest expense was lower in the nine months ended September 30, 2004 than the same period in 2003, since in February 2004, we used $5.8 million in proceeds from the initial public offering to repay in full balances outstanding under our loan agreement.

Provision for Income Taxes. Provision for income taxes was $753,000 for the nine months ended September 30, 2004, and our effective tax rate was 8.0%, which reflects the utilization of net operating loss carryforwards. Provision for income taxes was $33,000 for the nine months ended September 30, 2003, which related to taxes on foreign income.

Liquidity and Capital Resources

As of September 30, 2004, we had $150.7 million in cash, cash equivalents and marketable securities. In February 2004, we completed an initial public offering of 10,350,000 shares of our common stock resulting in net proceeds to us of approximately $133.2 million. We used $5.8 million to pay in full outstanding balances under our revolving credit facility and equipment loan. As of September 30, 2004, we have $10.0 million available for borrowing under the revolving credit facility and no further funds available for borrowing under the equipment loan. The loan is collateralized by all our tangible assets. The loan agreement contains financial and nonfinancial covenants with which we must comply. As of September 30, 2004, we were in compliance with all of these covenants.

Operating Activities: Our operating activities used $5.2 million of cash for the nine months ended September 30, 2004 and $12.9 million for the nine months ended September 30, 2003. The improvement in our cash flow resulted primarily from net income of $8.7 million for the nine months ended September 30, 2004 as compared to a net loss of $12.9 million for the nine months ended September 30, 2003. Our accounts receivable increased $17.0 million and $5.9 million, for the nine months ended September 30, 2004 and 2003, respectively, related to increased revenue, the timing of customer payments and the extension of credit terms to a broader base of customers. Inventories increased $8.4 million and $3.9 million for the nine months ended September 30, 2004 and 2003, respectively, as we built inventory in order to meet the increased anticipated future demand for our products. Prepaid expenses and other current assets increased by $2.5 million for the nine months ended September 30, 2004 compared to $184,000 for the nine months ended September 30, 2003 as we licensed additional computer aided design software tools to support our incremental personnel growth and product development. Accounts payable decreased $283,000 in the nine months ended September 30, 2004, compared to an increase of $4.0 million for the nine months ended September 30, 2003, resulting primarily from the timing of payments for inventory. Our other accrued liabilities increased $9.8 million and $3.1 million during the nine months ended September 30, 2004 and 2003, respectively, due primarily to the accrual of customer incentives.

Investing Activities. Our investing activities used $99.9 million in the nine months ended September 30, 2004, and provided cash of $13.4 million in the nine months ended September 30, 2003. Our investing activities primarily consisted of the purchase and maturities of our marketable securities, purchases of property and equipment and the refund of a deposit from a loan agreement included in the change in other assets.

Capital expenditures were $1.9 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively. These expenditures primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth.

Financing Activities. Our financing activities provided cash of $127.8 million and $4.8 million in the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided in 2004 related to the net proceeds from our initial public offering of $133.2 million, partially offset by the repayment of $5.8 million in outstanding balances on our revolving credit facilities.

Our research and development expenses were $30.6 million in the nine months ended September 30, 2004 and $29.1 million, $23.1 million and $23.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. These expenditures resulted in enhancements to our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and equivalents and the revolving credit facility.

We expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

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

As of September 30, 2004, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncement

In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

We have experienced significant growth in a short period of time. Our revenue has increased from $1.8 million in 2001, to $22.2 million in 2002, $87.4 million in 2003 and $128.0 million in the first nine months of 2004. We do not expect similar revenue growth rates in future periods. Growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

Although we have recently achieved profitability, we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue in the future to sustain profitability.

At September 30, 2004, we had an accumulated deficit of approximately $75.9 million. During 2003, we incurred $49.8 million in operating expenses and a net loss of $13.2 million. In the first nine months of 2004, we incurred operating expenses of $51.6 million and generated net income of $8.7 million. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. These expenditures are expected to decrease as a percentage of revenue over the next several quarters if our revenue increases. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

Since we have limited visibility as to the volume of sales of our products by our customers and inventory levels of our products held by our customers, our ability to forecast accurately future demand for and sales of our products is limited.

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

If we fail to develop and introduce new products and enhancements for wireless networking and other wireless applications or if our proprietary features do not achieve market acceptance on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.

The wireless market is characterized by rapidly changing technology, evolving industry standards, rapid changes in customer requirements and frequent product introductions. We must continually design, develop and introduce new products with improved features to be competitive. All of our products introduced to date have been for use in the wireless networking market. We may also need to develop and introduce new products for use in applications other than wireless networking to be successful. Our products may not achieve market acceptance or adequately address the changing needs of the wireless networking market, and we may not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. In addition, we introduce from time to time products with proprietary enhancements. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Our introduction of proprietary features involves risks associated with market acceptance of these new products and certification by industry standards groups. We have reviewed the rules and regulations of the various standards bodies and related industry organizations to which we belong or with which we are affiliated, and we believe there is not a significant risk that action would be taken that would undermine our ability to continue to exploit our affiliation with these organizations.

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

In the first nine months of 2004, Hon-Hai Precision Industry (formerly Ambit Microsystems), Askey Computer Corporation and Global Sun Technology, Inc. accounted for 26%, 16% and 12% of our net revenue, respectively. In the year ended December 31, 2003, Global Sun Technology, Inc. and Ambit Microsystems accounted for 28% and 20% of our net revenue, respectively. Some of our original equipment manufacturer customers are also original design manufacturer customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Sales to our largest customers have fluctuated significantly from period to period primarily due to a change in our distribution model from direct sales to an increasing number of sales to original design manufacturers and the continued diversification of our customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

We face risks associated with relying on third-party vendors for the manufacture, assembly and testing of our chipsets.

We face significant risks associated with relying on third-party vendors, including:

•	reduced control over product cost, delivery schedules and product quality;

•	potential price increases;

•	inability to achieve sufficient production, increase production or test capacity and achieve acceptable yields on a timely basis;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials that foundries use to manufacture products;

•	capacity shortages; and

•	labor shortages or labor strikes.

We do not have long-term supply contracts with our third-party manufacturing vendors and they may allocate capacity to other customers and may not allocate sufficient capacity to us to meet future demands for our products.

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than us or that have long-term agreements with these foundries or assembly and test vendors may cause these foundries or assembly and test vendors to reallocate capacity to those customers, decreasing the capacity available to us. If we enter into costly arrangements with suppliers that include nonrefundable deposits or loans in exchange for capacity commitments, commitments to purchase specified quantities over extended periods or investment in a foundry, our operating results could be harmed. To date, we have not entered into such arrangements with our suppliers. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand, or the inability to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements.

If our third-party foundries or suppliers do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed.

The fabrication of chipsets is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our third-party foundries and suppliers have from time to time experienced manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, designing radio frequency circuits using standard, complementary metal-oxide semiconductor processes is difficult and can result in unsatisfactory yields. Because we purchase wafers, our exposure to low wafer yields from our foundries is increased. Poor yields from our foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. In addition, manufacturing defects may not be detected by our testing, or may be caused by defective packaging of our products by our third-party suppliers. If these defects arise or are discovered after we have shipped our products, our reputation and business would suffer.

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

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to license or sell our proprietary technologies or products and divert the attention of management and technical personnel.

The wireless networking market is characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we received several written notices or offers from our competitors and others claiming to have patent rights in certain technology and inviting us to license this technology and related patents that apply to the Institute of Electrical and Electronics Engineers(“IEEE”) family of wireless local area networking standards, including the 802.11b, 802.11g and 802.11a wireless standards as well as other technology and patents relevant to other standards related to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. None of these notices or offers to license has included an explicit threat of, or resulted in, litigation against us. While at least one of our customers has been sued by the holder of a patent related to 802.11b, 802.11g and 802.11a technology, none of these notices or offers to license has included an explicit threat of, or resulted in, litigation against us.

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

In any potential dispute involving our patents or other intellectual property, our customers or licensees could also become the target of litigation, and certain customers have received notices of written offers from our competitors and others claiming to have patent rights in certain technology and inviting our customers to license this technology. At least one customer has been sued outside the U.S. for allegedly infringing a patent related to 802.11b, 802.11g and 802.11a technology. Because we indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license or sales agreements, which could result in substantial expenses. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our proprietary technologies and products to decrease.

We face business, political, regulatory, operational, financial and economic risks because most of our operations and sales activities take place outside of the United States.

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia accounted for substantially all of our net revenue in the first nine months of 2004 and for the year 2003. Because many of our original design manufacturer customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and have sales, marketing and support personnel in Japan, Taiwan and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

We design our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE has initiated working group proceedings directed at promulgating a new wireless local area networking standard, called 802.11n, that may be, or may be perceived by customers as being, superior to the standards with which our current products comply. If adoption of 802.11n and pre-802.11n products becomes widespread before we offer such products, we will lose customers and revenue and our business will be harmed.

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

The proliferation of wireless devices may expand beyond the capacity of the channels available in the 2.4GHz or 5 GHz bands, which may overload the networks and result in decreased market demand for our products.

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

Economic growth in the United States and international markets has slowed significantly and the United States economy has recently been in a recession. The timing of a full economic recovery is uncertain. In addition, the terrorist attacks in the United States, the continued presence of United States military forces in Iraq, and turmoil in the Middle East have contributed to the uncertainty in the United States economy and may lead to a decline in economic conditions, both domestically and internationally. Further terrorist acts and similar events, or additional wars in general, could contribute further to a slowdown of the market demand for goods and services, including demand for our products. If the economy declines as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

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

Our directors, executive officers and their affiliated entities beneficially own approximately 42% of our outstanding common stock. One of our directors, Teresa H. Meng, owns approximately 6% of our common stock, including shares subject to options that are immediately exercisable as of September 30, 2004. Including shares deemed beneficially owned in accordance with the rules of the SEC, but with respect to which they disclaim beneficial ownership except to the extent of their pecuniary interests therein, Forest Baskett, William B. Elmore and Andrew S. Rappaport beneficially own approximately 8%, 10% and 8%, respectively. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of September 30, 2004, our investments were in money market funds, commercial paper, corporate notes, foreign debt securities, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of September 30, 2004, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate plus 1.0%. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) On February 18, 2004, we completed an initial public offering of 10,350,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-110807). The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2004. The initial public offering price was $14.00 per share, and the aggregate gross proceeds to us were $144.9 million. After deducting the underwriting discounts and commissions of $10.1 million and the offering expenses of approximately $1.6 million, the net proceeds to us from the offering were approximately $133.2 million.

From February 11, 2004, until September 30, 2004, we used the following net proceeds from the offering: In February 2004, we used $5.8 million of the net offering proceeds to repay debt owed to Silicon Valley Bank, and in the second and third quarters of 2004, we used a total of $7.4 million to fund working capital requirements. We continue to invest the remaining proceeds in short-term, investment grade, interest-bearing instruments.

(c) The following table provides information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the three months ended September 30, 2004 (in thousands, except per share data):

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: July 1-31	—		—	—	—

Month #2: August 1-31	—		—	—	—

Month #3: September 1-30	4,000	(1)	$1.72	—	—

Total	4,000	(1)	$1.72	—	—

(1)	These shares had been purchased from us by two employees pursuant to the exercise of stock options and were unvested shares under the terms of the stock option agreements between us and the employees. We repurchased the shares from the employees upon their termination of employment with us pursuant to our right to repurchase unvested shares at the original exercise price under our 1998 Stock Incentive Plan and the stock option agreements.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2004

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
Chief Executive Officer and President
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
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