Form 10-K
period 2004-12-31
ATHEROS COMMUNICATIONS INC
filed 2005-03-11
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0005 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $272,620,814 based upon the closing price of $10.56 of such common stock on the Nasdaq National Market on June 30, 2004 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of June 30, 2004 by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2005, there were 48,376,741 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 (as to directors, executive officers and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to beneficial ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2005 Annual Meeting of Stockholders to be held on May 24, 2005.

ATHEROS COMMUNICATIONS, INC.

PART I

Item 1. Business

When used in this Report, the words “will,” “shall,” “may,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, market trends, technological developments, the features, benefits and performance of our current and future products, our competitive position, our customer relationships and concentration, potential litigation, the effects of and compliance with government regulations, our participation in wireless standards bodies and the effects of the adoption of standards, the expected benefits of and efforts to protect our intellectual property, our future office space needs, our employee relations, trends in average selling prices, sources of revenues, revenue trends, our expected future capital expenditures and levels of research and development, sales and marketing, and general and administrative expenses, our investment practices, future liquidity, capital requirements and cash needs, backlog, our critical accounting policies and estimates, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Our Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this Report, references to “Atheros,” “we,” “us,” “our” or the “Company” mean Atheros Communications, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Atheros, Super G, Super AG, XL, eXtended Range, MIMO-G, MIMO-AG, VLocity MIMO, and VLocity Video are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes.

We provide a comprehensive portfolio of products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Hewlett-Packard, IBM, NEC, and Toshiba, consumer electronics customers, including Philips, Samsung, and Sony, and networking equipment manufacturers, including Alvarion, Cisco Systems, D-Link, IO Data, Linksys, NETGEAR, Nortel Networks, and Symbol.

We were incorporated as T-Span Systems Corporation in Delaware in May 1998. In May 2000, we changed our corporate name to Atheros Communications, Inc.

Our website address is located at http://www.atheros.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.

Our Products and Technology

We are shipping production volumes of our sixth generation of semiconductors, hardware designs and software for wireless applications. We offer customers guidelines known as reference designs that they can use to design systems, including devices and access points. These solutions provide features from basic connectivity in standards-compliant wireless local area networks, including substantial throughput enhancement and range enhancement, supporting video, voice and outdoor broadband access. Our products support several encryption and authentication security standards, network management protocols, operating systems, and interfaces to non-computing environments, such as consumer electronics.

We currently provide four types of semiconductors:

•	Radio-on-a-chip, or RoC, is a radio transmitter and receiver for either or both of the frequency bands in which our products operate and is primarily an analog radio frequency, or RF, circuit.

•	MAC + Baseband is an implementation of mixed signal circuitry containing low frequency analog circuits and data converters integrated with a digital interface, media access controller, or MAC, and baseband processor. The MAC contains a silicon implementation to support the protocol for network communications.

•	Wireless system-on-a-chip, or WiSoC, incorporates a MAC + baseband integrated with a network processor and network interfaces, which are otherwise typically separate components. The processor is a digital device and is integrated to reduce the cost of the solution in an infrastructure product (access point, gateway, or router).

•	Single chip solutions are highly integrated, complete wireless solutions, including one or more radios-on-a-chip, media access controllers, baseband processors, and optionally, a network processor and network interfaces. These devices encapsulate substantially all of the digital and analog circuitry within a single chip.

Our customers can use a variety of combinations of our chips to create differentiated client and access products to meet the needs of the specific market segment that they address.

•	Client devices typically include a single RoC or multiple RoCs combined with a single MAC + baseband, or are a single chip solution.

•	Infrastructure devices usually include single or multiple RoCs and a WiSoC, which implements the MAC + baseband section with an integrated microprocessor, or are a single chip solution.

Our products not only meet the appropriate IEEE 802.11 WLAN standards for which they are designed, but also offer enhanced capabilities that benefit the users with enhanced performance and functionality. Some of the key proprietary features are:

•	Super G and Super AG are performance enhancing extensions that allow our products with 802.11g and 802.11a WLAN capabilities to operate at data rates of up to 108 Mbps, twice the industry standard maximum data rate of 54 Mbps, while maintaining the ability to work at industry standard data rates. We achieve this by adapting the operating protocols to maximize throughput based on several advanced signaling technologies.

•	eXtended Range, or XR, is a range enhancing extension that can more than double the distance at which an Atheros client device can maintain a connection with an Atheros access point minimizing dead spots and providing better coverage in large homes from a single access point. We achieve this by adapting the OFDM algorithms in the baseband to increase the sensitivity of the receiver when the signal level is too low for standard operation.

•	MIMO-G, MIMO-AG, VLocity MIMO, and VLocity Video take advantage of multiple radio, smart antenna technologies including multiple-input multiple-output, or MIMO, designs to increase the performance of wireless networks.

•	Power Management Technology enables our products to use significantly less power in the transmit, receive and sleep operating modes, which offers the benefit of longer battery life for the access device. This is achieved by monitoring functions and using custom timing circuits to keep non-active circuitry in sleep mode when possible.

We are actively developing new proprietary extensions to further benefit users as the standards continue to evolve.

We believe that wireless LANs and other wireless products will continue to improve by transitioning from multi-chip systems to more highly integrated systems providing radio, baseband and MAC functionality on a single silicon chip such as those offered by us. We have released in volume a family of single chip wireless LAN solutions, and expect to continue to both integrate additional functionality in these solutions as well as develop single chip solutions for other markets.

To enable our customers to easily incorporate our wireless systems solutions into their products, we support a network of authorized design centers and contract engineering firms based in the United States, Europe and Japan that we have trained in the use of our tools and technologies. These design centers have enabled our customers to introduce a number of products based upon our wireless systems solutions, extending our market reach.

Customers

We sell our products directly to original equipment manufacturers, or OEMs, who include our chipsets in their products, and to original design manufacturers, or ODMs, who in turn include our chipsets in products they supply to OEMs. For direct sales to OEMs, we incorporate our wireless system solutions directly into the OEMs’ products, and the OEM is the licensee and the end-user of the technology. However, we primarily sell directly to ODMs, as many OEMs choose to specify an ODM to integrate our technology in a module, such as a peripheral component interconnect, or PCI, card, which is then delivered to the OEM customer. For OEMs who use an ODM as an intermediary, our shipments and revenue are directly with the ODM. However, we attempt to maintain close relationships with the target OEM and the initial technology design win is generally awarded by the OEM. We also have ongoing contact with the OEM for forecasting and technology update purposes. Currently, our target markets include the personal computer, enterprise access, small office and branch networking, home networking, hotspot, wireless broadband, voice, mobile computing devices and consumer electronics markets.

In 2004, Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation), Askey Computer Corporation, Global Sun Technology Inc. and Alpha Networks, Inc. (formerly D-Link Corporation) accounted for 23%, 17%, 11% and 10% of our net revenue, respectively. In 2003, Global Sun Technology Inc. and Ambit Microsystems Corporation accounted for 28% and 20% of our net revenue, respectively. In 2002, D-Link Corporation and The Linksys Group accounted for 15% and 12% of our net revenue, respectively.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% of net revenue in each of 2004 and 2003. Sales to customers in Taiwan accounted for 80% and 88% of our net revenue in 2004 and 2003, respectively.

While we primarily sell directly to ODMs, on the purchase order submitted by the ODM they generally identify for whom they are purchasing our product. We do not have the ability to directly confirm with the sell-through party that they received the final product from the ODM. Based on the sell-through information provided to us by the ODMs, the following companies or their subsidiaries are among those that have incorporated Atheros products through ODMs during the year ended December 31, 2004:

3Com Corporation

Airespace, Inc.

Alvarion Ltd.

Buffalo, Inc.

Cisco Systems, Inc.

Corega

D-Link Corporation

Fujitsu Limited

Hewlett-Packard Company

International Business Machines Corporation

IO Data Device, Inc.

The Linksys Group, Inc.

NEC Electronics Corporation

NETGEAR, Inc.

Oki Electric Industry Co., Ltd.

Proxim, Inc.

Sony Corporation

Toshiba Corporation

Sales and Marketing

We have a direct sales staff in the United States and Asia who support our major OEM and ODM customers. We have strategically located this organization near our major customers with offices in California, China, Japan, Hong Kong, Korea and Taiwan. Each salesperson has specific end-user market expertise.

We also have field application engineers, or FAEs, who provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products. Our FAE organization is segmented by end-user market as well as the core competencies in hardware, software and radio frequency necessary to support our customers.

To supplement our direct sales, we have independent sales representatives and distributors with locations throughout the world. We selected these independent representatives based on their ability to provide effective field sales, marketing communications and technical support for our products. Our customers place orders directly with us rather than with the representatives, and our representatives do not generally maintain product inventory.

Our third-party design centers provide expertise in RF design, board layout, operating system and driver development, industrial design and prototyping to customize our software or hardware for smaller customers’ requirements. These third-party design centers typically provide their services on a contract engineering basis and enable rapid time-to-market in areas of expertise.

In addition to providing chipsets, we also license software in source code form. Since the licensing of software in source code requires that we enter into a technology license directly with end customers, we maintain a direct relationship with the end customer whether they have purchased chipsets directly from us or through one of our ODMs or independent representatives. Contractual obligations of our licensees not to disclose or misuse our source code may not sufficiently protect us from misuse or disclosure of our intellectual property. The costs of enforcing contractual rights could substantially increase our operating costs and may not ultimately succeed in protecting our proprietary rights. If our competitors access our source code, they may gain further insight into our technology and duplicate or design around our products, which would harm our competitive position.

Our marketing group focuses on our product strategy, product development road maps, new product introduction process, demand assessment and competitive analysis. The group also ensures that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, operations, and sales groups, as well as our ODMs, OEMs and representatives.

Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a good indicator of our future sales.

Our net revenue consisted of sales to customers in the following countries for the periods indicated in the following table:

	Year Ended December 31,
	2004	2003	2002
Taiwan	80%	88%	61%
Japan	3	6	15
United States	1	1	8
Malaysia	—	—	13
Other	16	5	3

Regulatory Environment and Industry Standards

Our products and our customers’ products transmit and receive radio signals across both licensed and unlicensed, regulated spectrum. To certify our products for use in a broad geographic market, we maintain communication with a variety of government and certification agencies in the United States and international markets, including, but not limited to, Japan, China, Taiwan, South Korea, France, Germany and the United Kingdom. As the wireless communications market is particularly influenced by regulations and policy on spectrum allocations and licensing provisions, this direct contact gives us insight into market requirements and appropriate product plans. We have developed and obtained necessary certifications for certain proprietary technologies and algorithms that enable our products to roam between and adapt to various standards and to international regulatory and operational requirements. These technologies are not necessarily exclusive to us, but have been refined by us and are a requirement for many multinational equipment manufacturers.

We intend to participate in, support our employees’ participation in, or monitor, as appropriate, the activities of various standards bodies, including the IEEE standards group, the European Telecommunications Standards, or ETSI, the International Telecommunications Union, or ITU, the WiFi Alliance, WiMax, a nonprofit group formed to create and promote the development of wireless broadband standard 802.16, Mobile Internet Technical Architecture, or MITA, Digital Living Networking Alliance, or DLNA, and the World Radiocommunications Conference, or WRC.

The rights to use spectrum are subject to changes made by the government entities that allocate and regulate radio spectrum. Changes in United States and international spectrum policy may limit or prevent our ability to sell products, require substantial engineering effort and expense to address and work around any such changes, and substantially and adversely affect future revenue. In addition, our products and our customers’ products could be denied the regulatory certifications required to sell these products.

Our products include encryption technologies that are regulated by the U.S. and foreign governments. We believe we are in compliance with all export and import laws and regulations related to our encryption technologies. However, these laws and regulations may change and limit our ability to continue to export and import our products internationally until we can adapt to these changes.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. We rely on a portfolio of intellectual property rights, both foreign and domestic, including patents, trademark registrations, copyright rights, trade secrets, contractual provisions and licenses to protect our intellectual property. Many of our issued patents and pending patent applications relate to algorithms, integrated circuit, or IC, designs, software and systems related to wireless communications and networking, with a focus on innovations we believe we have achieved in our implementations of industry standards-compliant wireless networking.

Patents

As of December 31, 2004, we held 38 U.S. issued patents and 97 pending U.S. patent applications. We continue to pursue actively the filing of additional patent applications in both the United States and foreign jurisdictions. Our domestic patents and applications have expiration dates from September 2019 through December 2024.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our continued success and future growth is based on execution capability, technical expertise, speed of implementation and process management abilities of our employees and our ability to defend our intellectual property. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may be advised of by third parties in the future could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In addition, in foreign countries, we may not receive effective patent and trademark protection. We cannot be sure that steps we take to protect our proprietary technologies will prevent misappropriation of our technologies.

Intellectual Property Litigation

The wireless communications industry is characterized by frequent litigation and other vigorous protection and pursuit of intellectual property rights or positions. There are also numerous patents in the wireless communications industry and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation. Questions of infringement in the wireless market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may be granted and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Our customers and we have received from time to time in the past written notices and offers from research institutions, intellectual property holding firms and competitors or others claiming to have patent rights in certain technology and inviting us to license this technology and related patent rights for use in our products and methods. For example, during the last few years, we received several written notices or offers from our competitors and others claiming to have certain patents and technology that apply to the 802.11b, 802.11g and 802.11a wireless standards. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have responded directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. None of these notices has resulted in litigation against us. We have received legal advice and opinions from our patent counsel regarding these matters. We believe that the rights offered are either already licensed to us or our products do not infringe any valid claim to the issued patents identified to date. We cannot assure you that any of these or other third-parties will not pursue litigation or assert their patent and other intellectual property rights against us in the future. We have certain indemnification obligations to customers with respect to infringement of third-party patents and intellectual property rights by our products. We cannot assure you that our potential obligations to indemnify such customers will not harm us, our business or our financial condition and results of operations. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against us could have a significant adverse impact on our business.

If it is necessary or desirable, we may seek licenses under third-party patents or other intellectual property rights. However, we cannot be sure that third parties will offer licenses to us or that we will find and secure acceptable terms for any offered licenses. If we fail to obtain a license from a third party for proprietary technologies that we use, we could incur substantial liabilities, or suspend sales or use of our products or our use of processes requiring the technologies. Whether or not any litigation is determined in our favor or settled, it could cause us to incur significant expenses, harm our sales of the challenged technologies or products and divert the attention and efforts of our technical and management personnel, whether or not a court decides the litigation in our favor. Adverse determinations in litigation could result in the loss or impairment of our proprietary rights, subject us to significant liabilities and money damages, require us to seek licenses from third parties, cause us to spend significant resources and revenues to design around or develop non-infringing technology, or prevent us from licensing our technology or selling our products, any of which could harm our business.

Copyrights and Trademarks

We claim copyright and trademark protection for proprietary documentation and a variety of branding marks. We also pursue foreign copyrights and trademarks where applicable and necessary. The branding marks are sublicensed to our customers and used by them to identify and promote their products’ capabilities in markets, including, but not limited to, computing and consumer electronics. As of December 31, 2004, we held eight registered U.S. trademarks.

Licenses

We also rely on third-party licensors for certain technologies embedded in our semiconductor, hardware and software designs. These are typically non-exclusive contracts for general capabilities provided under royalty-accruing or paid-up licenses. These licenses are generally perpetual or automatically renewed for so long as we continue to pay any royalty that may be due. We have entered into a number of licensing arrangements pursuant to which we license third-party technologies. We do not believe our business is dependent to any significant degree on any individual third-party license.

We generally enter into confidentiality agreements with our employees, vendors, industry partners and customers, as well as generally control access to and distribution of our documentation and other proprietary information. Despite this protection, unauthorized parties may copy aspects of our current or future software products or obtain and use information that we regard as proprietary.

Certain software compatible with our chipsets has been made available to others through open source licensing agreements. We believe that this has been a source of benefit and differentiation as it expands the market for our products and enables these products to benefit from the design efforts of the open source community. This practice does provide to others some level of insight into the design and the features of our products, although we maintain and retain proprietary rights to the substantial portion of our wireless capabilities.

Research and Development

We engage in substantial research and development to develop new products and integrate additional capabilities in our core wireless designs. We conduct research into digital and analog IC design, hardware reference board design, software reference code development, systems integration and manufacturing process flow development at our corporate headquarters. We also perform test emulation, digital design verification and application software development at our offices in India. We use a number of proprietary design tools and processes that enable us to deliver high-performance wireless capabilities using low-cost manufacturing facilities. We employ a team of engineers with extensive experience in mixed signal design, systems and communications architecture, CMOS technology and software development. Our research and development expense was $41.5 million in 2004, $29.1 million in 2003 and $23.1 million in 2002.

Manufacturing

We design and develop our proprietary designs and provide them to third-party foundries, contract manufacturers, ODMs, assembly and test companies and other licensees and contractors to produce silicon wafers and semiconductors. We produce a variety of digital, analog and mixed-signal chip designs using standard CMOS production facilities. The use of this process enables us to produce cost-effective products, and we have proprietary rights to the particular design methodologies that we use to maintain high-performance levels on generic processes.

We currently have in production products using 0.13-micron, 0.18-micron, and 0.25-micron process geometries for wafer production at our principal foundry, Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, and also using a 0.18-micron process at Semiconductor Manufacturing International Corporation, or SMIC, in Shanghai, China. We also qualify and package wafers and test packaged units at multiple locations, including, but not limited to, Amkor Technology Inc. (China and Korea), ASAT Holdings Limited (China and Hong Kong), Siliconware Precision Industries Co., Ltd. (Taiwan) and ST Assembly Test Services Ltd. (Singapore). We store and distribute our inventory from a contracted warehouse in Singapore.

We also maintain software test facilities at both our corporate headquarters and at our research and development facility in India. This enables us to operate certain test processes on demand, so as to reduce the time-to-market of our designs and improve their reliability.

Competition

The notebook computer, enterprise access, small office and branch office networking, home networking, hotspots, voice, wireless broadband, mobile computing devices, and consumer electronics markets are intensely competitive with a variety of large and small companies providing semiconductors, hardware and software designs. We believe that our focus on wireless technology has enabled us to compete favorably with respect to the following factors:

•	product performance;

•	feature set and quality, including network throughput, product range, power efficiency, security features, reliability and consistency;

•	level of integration;

•	time-to-market;

•	price;

•	customer support and application support; and

•	ability to comply with, and influence, industry standards and international regulatory requirements.

We compete with large semiconductor manufacturers and designers and start-up semiconductor design companies as well as large, established suppliers. Our primary competitors include Broadcom Corporation, Conexant Systems, Inc., Intel Corporation, Marvell Technology Group Ltd. and Texas Instruments Incorporated. Many of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. Many of our competitors also have significant influence in the semiconductor industry. We may not be able to compete effectively against current and potential competitors especially those with significantly greater resources and market leverage. As a result, these competitors may respond more quickly than we do to new or emerging technologies or changes in customer requirements. Moreover, our competitors may foresee the course of market developments more accurately than we can. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Furthermore, some of our competitors with multiple product lines may integrate wireless functionality into products that we do not sell or bundle their products to offer a broader product portfolio, which may make it difficult for us to gain or maintain market share. For example, Intel markets its Centrino mobile technology brand and we believe Intel provides a substantial marketing development fund incentive for buyers of a combination of its microprocessor, a related chipset and an 802.11 wireless network module that uses the brand. We believe a separate WLAN chipset solution offers advantages to a solution integrated with other communications protocols because of the rapid changes in WLAN technologies that occur on a different cycle than those of other communications technologies and due to the significant differences in the performance available from standalone solutions. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can. In addition, new competitors, including Taiwanese semiconductor companies or alliances among existing competitors could emerge.

Many of our customers are also large, established integrated circuit suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. Competition could increase pressure on us to lower our prices and lower our margins. If we do not compete successfully, we will be unable to gain or retain market share.

Employees

As of December 31, 2004, we employed 260 full-time employees, including 186 in research and development and operations, 49 in sales and marketing, and 25 in general and administration. We have never had a work stoppage and none of our employees is represented by a labor organization nor under any collective bargaining arrangements. We consider our employee relations to be good.

Item 2. Properties

Our corporate headquarters and primary research and development and operations facilities occupy approximately 56,340 square feet in Sunnyvale, California under leases that expire in June 2005. We also lease properties around the world and within the facilities of certain customers and suppliers for use as sales and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our chipsets, hardware and software. Our international sales and support offices are in locations within the countries and administrative regions of China, Hong Kong, Japan and Taiwan, and we have a research and development facility in India, and an administrative center in Macau. We believe our space is adequate for our current immediate needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations. We anticipate that we will enter into a new lease for our corporate headquarters facility before June 2005.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings. Many companies in the semiconductor, networking, software and related industries have a significant number of patents and have demonstrated a willingness to instigate litigation based on allegations of patent, trademark and other claims of infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the Nasdaq National Market under the symbol “ATHR.” Our common stock began trading on February 12, 2004, upon our initial public offering. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the Nasdaq National Market.

	Year ended December 31, 2004
	High	Low
First Quarter (from February 12, 2004)	$19.48	$16.11
Second Quarter	$17.48	$9.49
Third Quarter	$11.03	$6.24
Fourth Quarter	$12.40	$9.03

As of February 28, 2005, the number of record holders of our common stock was 188. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. In addition, we currently maintain a revolving credit facility that prohibits the payment of dividends without prior written consent of the bank.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this annual report on Form 10-K.

Use of Proceeds from Sales of Registered Securities

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

From February 11, 2004, until December 31, 2004, we used the following net proceeds from the offering: In February 2004, we used $5.8 million of the net offering proceeds to repay debt owed to Silicon Valley Bank, and we have used a total of $7.4 million to fund working capital requirements. We continue to invest the remaining proceeds in investment grade, interest-bearing instruments.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the three months in the quarter ended December 31, 2004:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: October 1-31	3,516	(1)	$0.893	—	—

Month #2: November 1-30	—		—	—	—

Month #3: December 1-31	6,664	(1)	$1.852	—	—

Total	10,180		$1.521	—	—

(1)	These shares had been purchased from us by four employees pursuant to the exercise of stock options and were unvested shares under the terms of the stock option agreements between us and the employees. We repurchased the shares from the employees upon their termination of employment with us pursuant to our right to repurchase unvested shares at the original exercise price under our 1998 Stock Incentive Plan and the stock option agreements.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data:
Net revenue	$169,607	$87,357	$22,200	$1,831	$—
Cost of goods sold	91,321	50,505	10,170	897	—

Gross profit	78,286	36,852	12,030	934	—
Operating expenses:
Research and development	41,462	29,112	23,115	23,104	11,687
Sales and marketing	14,907	11,515	7,381	6,064	1,536
General and administrative	8,523	5,825	3,953	3,429	2,219
Stock-based compensation	3,718	3,358	488	597	578

Total operating expenses	68,610	49,810	34,937	33,194	16,020

Income (loss) from operations	9,676	(12,958)	(22,907)	(32,260)	(16,020)
Interest income (expense), net	2,089	(83)	614	1,646	953

Income (loss) before income taxes	11,765	(13,041)	(22,293)	(30,614)	(15,067)
Provision for income taxes	941	125	66	28	—

Net income (loss)	$10,824	$(13,166)	$(22,359)	$(30,642)	$(15,067)

Basic net income (loss) per share	$0.25	$(1.07)	$(2.13)	$(4.08)	$(3.55)

Diluted net income (loss) per share	$0.21	$(1.07)	$(2.13)	$(4.08)	$(3.55)

Shares used in computing basic net income (loss) per share	42,886	12,335	10,513	7,511	4,247

Shares used in computing diluted net income (loss) per share	51,981	12,335	10,513	7,511	4,247

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$154,485	$29,039	$27,602	$49,668	$13,386
Working capital	170,039	19,164	28,140	48,751	12,383
Total assets	206,363	55,886	39,325	58,741	17,438
Short- and long-term debt and capital lease obligations	51	6,737	2,269	2,769	1,492
Total stockholders’ equity	173,040	22,286	30,462	52,336	14,817

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. We were incorporated in May 1998 and commenced operations in December 1998. Through December 31, 2000, we were engaged principally in research and development. We first generated meaningful revenue from sales of our products in the fourth quarter of 2001 and have experienced increased revenue and chipset volumes while lowering our average selling price for our chipsets during each of the years ended December 31, 2002 through December 31, 2004. During 2004, we began volume shipments of our first single chip wireless solution. This single chip solution is generally priced lower than the combined average selling prices of our multi-chip solutions. Therefore, the average selling price per chipset may continue to decline as our single chip volume increases. We generated net income for the first time during the year ended December 31, 2004. Through December 31, 2004, we had an accumulated deficit of $73.8 million.

Our product portfolio is currently comprised of various generations of our radio-on-a-chip, media access controller+baseband and wireless system-on-a-chip products supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards. These products are sold together as chipsets as part of a wireless system solution that also incorporates software and system-level reference designs or are sold as a single chip wireless solution which integrates the radio, media access controller and baseband onto one chip. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot and consumer electronics markets.

Revenue. Our revenue is derived primarily from the sale of WLAN chipset products and, to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access point and cardbus products. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we recognize revenue based on the shipment of chipsets to this customer. A single ODM may provide our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets. We expect to continue to have major concentrations of sales to a relatively small list of ODM customers. The following table shows the customers that represented greater than 10% of revenue for the years ending December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation)	23%	20%	*
Askey Computer Corporation	17	*	*
Global Sun Technology Inc.	11	28	*
Alpha Networks, Inc. (formerly D-Link Corporation)	10	*	15%
The Linksys Group	*	*	12

*	less than 10% in the applicable period.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% of net revenue in each of 2004 and 2003. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and adjustments to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also have the yield risk related to manufacturing these wafers into die.

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

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses and allocated occupancy costs. We expect sales and marketing expenses will increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions.

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees and banking fees, charges related to allowance for doubtful accounts and allocated occupancy costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, compliance with the requirements of the Sarbanes-Oxley Act of 2002 and improvements to our information technology infrastructure.

Stock-Based Compensation. In connection with the grant of stock options in 2001, 2002 and 2003, we have recorded an aggregate of $8.2 million in stock-based compensation. These options were considered compensatory because the fair market value of our stock on the date of grant was greater than the exercise price. As of December 31, 2004, we had an aggregate of $2.5 million in stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options, which is generally four to five years using the graded vesting method. This deferred stock-based compensation balance will be amortized as follows, assuming no forfeiture of awards: $1.5 million during 2005; $731,000 during 2006; $200,000 during 2007; and $12,000 during 2008.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances. Interest expense consists of interest on our revolving line of credit, equipment loans and equipment lease.

Provision for Income Taxes. From inception through December 31, 2003, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $941,000 in 2004 compared to $125,000 in 2003 and $66,000 in 2002. The tax expense in 2004 consists primarily of U.S. alternative minimum tax and non-U.S. income taxes. The tax expense in 2003 and 2002 consists entirely of foreign income tax expense incurred as a result of local country profits.

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

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for the products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between us and our customers. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual sales data submitted by the customers differs significantly from the original estimates.

Inventory. We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventory at the lower of actual cost (using the first-in, first-out method) or its current estimated market value. We adjust our inventory to the estimated lower of cost or market value to account for its obsolescence or lack of marketability. Adjustments are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold.

Stock Options. We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 1 of our audited financial statements.

Accounts Receivable Allowance. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. Although most of our receivables from inception through 2003 were backed by letters of credit, all of our major customers have converted to open credit terms during 2004. Therefore, a significant change in the liquidity or financial position of any one customer could make collection of our accounts receivable more difficult, require us to increase our allowance for doubtful accounts and negatively affect our working capital.

Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our chipset suppliers, our warranty obligation is affected by product failure rates, the cost of replacement chipsets and inbound and outbound freight costs incurred in replacing a chipset after failure. We continuously monitor chipset returns for warranty and maintain an accrual for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual failure rates, cost of chipset replacement and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty accrual would be required.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2004	2003	2002
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%
Cost of goods sold	54	58	46

Gross profit	46	42	54
Operating expense:
Research and development	24	33	104
Sales and marketing	9	13	33
General and administrative	5	7	18
Stock-based compensation	2	4	2

Total operating expenses	40	57	157

Income (loss) from operations	6	(15)	(103)
Interest income, net	1	—	3
Provision for income taxes	(1)	—	—

Net income (loss)	6%	(15)%	(101)%

Years Ended December 31, 2004 and 2003

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2004
	2004	2003
Net revenue	$169,607	$87,357	94%

The increase in net revenue was due to the increased acceptance of our wireless chipset products, an increase in the number of Personal Computer Original Equipment Manufacturer, or PC OEM, and networking manufacturer design wins, the broadening of our product line to provide integrated 802.11b, 802.11g and 802.11a products and the introduction of our single chip solution, integrating the radio, media access controller and baseband in a single chip. As a result, the total number of chipsets shipped increased from approximately 5.4 million in 2003 to approximately 15.4 million in 2004.

Gross Profit

	Years Ended December 31,		% Change in 2004
	2004	2003
Gross profit	$78,286	$36,852	112%
% of net revenue	46%	42%

The increase in gross profit was due to a 94% increase in net revenue and a decrease in per unit costs of our chipsets related to design efficiencies and volume purchasing discounts, partially offset by a 32% decrease in the average selling price of our chipsets. During 2004 and 2003, software license fee revenue contributed 0.6% and 1.7%, respectively, to our gross margin.

Research and Development

	Years Ended December 31,		% Change in 2004
	2004	2003
Research and development	$41,462	$29,112	42%
% of net revenue	24%	33%

The increase in research and development expenses was primarily due to increased compensation related costs of $6.6 million and additional software development licenses of $782,000 resulting from a 45% increase in research and development headcount in 2004. Additionally, consulting and outside services costs related to the development of new products increased $1.8 million and equipment and prototype expenses increased $1.5 million.

Sales and Marketing

	Years Ended December 31,		% Change in 2004
	2004	2003
Sales and marketing	$14,907	$11,515	29%
% of net revenue	9%	13%

The increase in sales and marketing expenses was primarily due to an increase in compensation costs and travel expenses of $2.3 million related to a 26% increase in sales and marketing headcount and higher commissions to independent sales representatives of $263,000 associated with a 94% increase in revenue during 2004 over 2003. Additionally, trade show and other marketing related costs increased $585,000.

General and Administrative

	Years Ended December 31,		% Change in 2004
	2004	2003
General and administrative	$8,523	$5,825	46%
% of net revenue	5%	7%

This increase in general and administrative expenses was primarily due to incremental compensation related costs of $896,000 resulting from a 47% increase in the number of general and administrative personnel. Additionally, professional and consulting fees, insurance costs and license fees increased $1.1 million as a result of becoming a public company in February 2004.

Stock-Based Compensation

	Years Ended December 31,		% Change in 2004
	2004	2003
Stock-based compensation	$3,718	$3,358	11%
% of net revenue	2%	4%

We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering. At December 31, 2004, we had $2.5 million of deferred stock-based compensation remaining to be amortized.

Interest Income (Expense), Net

	Years Ended December 31,
	2004	2003
Interest income (expense), net	$2,089	$(83)
% of net revenue	1%	—%

During 2004, we experienced increased interest income resulting from increased balances of cash, cash equivalents and marketable securities, primarily as a result of $133.2 million in net proceeds received from our initial public offering in February 2004.

Provision for Income Taxes

	Years Ended December 31,		% Change in 2004
	2004	2003
Provision for income taxes	$941	$125	653%
% of net revenue	1%	—%

Provision for income taxes during 2004 consisted primarily of U.S. alternative minimum tax and non-U.S. income taxes as a result of recording income before provision for income taxes of $11.8 million. During 2003 we recorded a net loss, and provision for income taxes consisted solely of non-U.S. income tax incurred as a result of local country profits.

Years Ended December 31, 2003 and 2002

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2003
	2003	2002
Net Revenue	$87,357	$22,200	294%

During 2003, customers elected to incorporate our chipsets into more of their product designs than in 2002, primarily due to the introduction of our 802.11g and 802.11a/g chipsets in early 2003. As a result, the total number of chipsets shipped increased from approximately 0.7 million in 2002 to approximately 5.4 million in 2003.

Gross Profit

	Years Ended December 31,		% Change in 2003
	2003	2002
Gross profit	$36,852	$12,030	206%
% of net revenue	42%	54%

In 2003, we focused on addressing higher volume markets, including the market for 802.11g and multi-mode products that had approximately 46% lower average selling prices. This resulted in increased chipset volumes of over 600%, a decrease in the gross margin percentage from 54% to 42% on these sales, and an increase in gross profit of $24.8 million. During 2003 and 2002, software license fee revenue contributed 1.7% and 3.7%, respectively, to our gross margin.

Research and Development

	Years Ended December 31,		% Change in 2003
	2003	2002
Research and development	$29,112	$23,115	26%
% of net revenue	33%	104%

The increase in research and development expenses was primarily due to increased compensation related costs of $2.8 million and additional software development licenses of $470,000 resulting from a 37% increase in research and development headcount in 2003. Additionally, the costs of our mask sets and reticles, and licensing costs for intellectual property increased $944,000 in 2003 over 2002, primarily resulting from the development efforts related to nine new chips in 2003 as compared to seven in 2002.

Sales and Marketing

	Years Ended December 31,		% Change in 2003
	2003	2002
Sales and marketing	$11,515	$7,381	56%
% of net revenue	13%	33%

The increase in sales and marketing expenses was primarily due to an increase in compensation costs and travel expenses of $1.9 million related to a 107% increase in sales headcount and higher commissions to independent sales representatives of $1.2 million associated with a 294% increase in revenue during 2003 over 2002.

General and Administrative

	Years Ended December 31,		% Change in 2003
	2003	2002
General and administrative	$5,825	$3,953	47%
% of net revenue	7%	18%

This increase in general and administrative expenses was primarily due to incremental compensation related costs of $1.1 million resulting from a 70% headcount increase. Additionally, we increased the allowance for doubtful accounts by $422,000 from 2002 to 2003 resulting primarily from the 455% increase in accounts receivable balances during this period.

Stock-Based Compensation

	Years Ended December 31,		% Change in 2003
	2003	2002
Stock-based compensation	$3,358	$488	588%
% of net revenue	4%	2%

The increase in stock-based compensation resulted primarily from an increase in headcount and the related stock option grants to these new employees. Options granted in 2003 were considered compensatory because the fair market value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of the grant or issuance.

Interest Income (Expense), Net

	Years Ended December 31,
	2003	2002
Interest income (expense), net	$(83)	$614
% of net revenue	—%	3%

During 2003, we experienced decreased interest income resulting from lower balances of cash, cash equivalents and marketable securities, as well as the interest expense related to our revolving credit facility.

Provision for Income Taxes

	Years Ended December 31,		% Change in 2003
	2003	2002
Provision for income taxes	$125	$66	89%
% of net revenue	1%	—%

During each of the years 2003 and 2002 we recorded net losses. As a result, provision for income taxes consisted solely of non-U.S. income tax incurred as a result of local country profits.

Liquidity and Capital Resources

In February 2004, we raised $133.2 million in our initial public offering of common stock. Prior to our initial public offering, we financed our operations primarily through private placements of convertible preferred stock, capital equipment loans and lease lines. Our principal sources of liquidity as of December 31, 2004, consisted of cash, cash equivalents and marketable securities of $154.5 million and our revolving credit facility, which had $10.0 million available to borrow.

Operating Activities. Our operating activities used cash in the amount of $2.7 million, $2.3 million and $20.9 million in 2004, 2003 and 2002, respectively. The increase in cash used in operating activities in 2004 compared to 2003 was due to an increase in working capital requirements, partially offset by generating net income in 2004 compared to a net loss in 2003. The decrease in cash used in operating activities in 2003 compared to 2002 was due primarily to a decrease in net loss. Our inventory increased $4.3 million, $6.5 million and $3.0 million in 2004, 2003 and 2002, respectively, in order to meet the increased customer demand for our products. Our accounts receivable increased $19.9 million, $8.1 million and $452,000 in 2004, 2003 and 2002, respectively, related to increased revenue and the timing of customer payments. Our accounts payable decreased $4.4 million in 2004 and increased $13.0 million and $1.4 million in 2003 and 2002, respectively. The decrease in accounts payable in 2004 related primarily to the timing of inventory purchases and payments to our vendors, while the increases in 2003 and 2002 related primarily to the increases in inventory. Our other accrued liabilities increased $10.4 million, $7.2 million and $692,000 in 2004, 2003 and 2002, respectively. The increase in 2004 was primarily due to a $7.4 million increase in accrued customer incentives associated with increases in revenues during the year. These increases in 2003 and 2002 were primarily due to growth in accrued compensation and benefits associated with increases in our headcount, and in 2003, a $2.9 million growth in accrued customer incentives associated with increases in revenues during the year.

Investing Activities. Our investing activities used $107.7 million in 2004 primarily related to the purchase of marketable securities and property and equipment, partially offset by maturities of marketable securities. Our investing activities provided cash of $6.7 million and $20.6 million in 2003 and 2002, respectively, which resulted primarily from maturities of marketable securities, partially offset by purchases of marketable securities and purchases of property and equipment.

Financing Activities. Our financing activities provided cash of $129.7 million in 2004, $6.1 million in 2003, and used $366,000 in 2002. Financing activities in 2004 primarily represented proceeds from the sale of our common stock pursuant to our initial public offering, exercises of options to purchase our common stock and purchases of our common stock pursuant to our employee stock purchase plan, partially offset by repayments of short-term borrowings, equipment loans and capital lease obligations. Financing activities in 2003 and 2002 primarily represented proceeds from exercises of options to purchase our common stock and proceeds from borrowings against the revolving line of credit, and borrowings, partially offset by repayments, against the equipment loans and capital leases.

Our revolving credit facility with Silicon Valley Bank provides financing up to $10.0 million for working capital requirements. As of December 31, 2004, no balances were outstanding against the revolving credit facility. Interest on borrowings under the revolving credit facility is calculated at the bank’s prime rate plus 1.0%. The loan is collateralized by all of our tangible assets. The loan agreement contains financial and nonfinancial covenants with which we must comply. Through December 31, 2004, we were in compliance with all required covenants.

During 2001, we entered into a loan agreement to borrow up to $3.0 million to finance certain equipment purchases. In 2002 and 2001, we borrowed a total of $1.9 million to finance equipment purchases. The loans bear interest at rates ranging from 7.5% to 9.4%. The remaining balance of the agreement is no longer available to us. The equipment collateralizes the loan balance due. The loan agreement contains certain nonfinancial covenants with which we were in compliance as of December 31, 2004. At December 31, 2004 the outstanding balance under this agreement was $51,000. Principal and interest payments are due in monthly installments through July 2005.

Capital expenditures were $2.3 million, $1.5 million and $711,000 in 2004, 2003 and 2002, respectively. These expenditures primarily consisted of computer and test equipment and software purchases. We anticipate that further capital expenditures will be required to support future growth. We believe that research and development resources are required to expand our core technologies and product offerings. Our research and development expenses were $41.5 million, $29.1 million and $23.1 million in 2004, 2003 and 2002, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and cash equivalents and marketable securities.

We expect to experience a significant increase in our operating expenses in absolute dollars, particularly in research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our existing cash and cash equivalents, marketable securities and amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

As of December 31, 2004, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K. The following summarizes our contractual obligations at December 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
	Less Than 1 Year	1-3 Years	After 3 Years	Total
Contractual obligations
Operating leases	$1.6	$1.1	$0.1	$2.8
Commitments under licensing agreements	2.6	2.2	—	4.8
Short-term obligations	0.1	—	—	0.1

Total	$4.3	$3.3	$0.1	$7.7

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF 03-01. We will evaluate the impact of EITF 03-01 once final guidance is issued.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting For Nonmonetary Transactions, is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on our consolidated financial condition or results of operations.

We account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no

compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period.

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net results of operations and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, these pro forma effects should not be relied upon in determining the effects on net results of operations of adopting SFAS 123R as the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options, that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

We have experienced significant growth in a short period of time. Our revenue has increased from $1.8 million in 2001, to $22.2 million in 2002, $87.4 million in 2003 and $169.6 million in 2004. We do not expect similar revenue growth rates in future periods. Growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

Although we have recently achieved profitability, we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue in the future to sustain profitability.

At December 31, 2004, we had an accumulated deficit of approximately $73.8 million. During 2003, we incurred $49.8 million in operating expenses and a net loss of $13.2 million. During 2004, we incurred operating expenses of $68.6 million and generated net income of $10.8 million. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes to maintain profitability. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. These expenditures are expected to decrease as a percentage of revenue over the next several quarters if our revenue increases. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our revenue and our business will be severely harmed.

We derive substantially all of our revenue from the sale of chipsets for wireless applications. We currently expect our chipsets for wireless applications to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products in a timely manner or demand for our chipsets declines as a result of competition or technological changes, it would have a material negative impact on our business, operating results and financial position and our competitive position. The markets for our products are characterized by frequent introduction of next generation and new products, short product life cycles and significant price competition. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations will suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which could reduce our gross margins and adversely affect our operating performance.

Since we have limited visibility as to the volume of sales of our products by our customers and inventory levels of our products held by our customers, our ability to forecast accurately future demand for and sales of our products is limited.

We sell our chipsets to OEMs who integrate our chipsets into their products or to ODMs who include our chipsets in the products they supply to OEMs. We have limited visibility as to the volume of our products that our OEM and ODM customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales.

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

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers and start-up integrated circuit companies. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future trends and requirements that may not be available to us. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate wireless functionality into other products that we do not sell, which may make it difficult for us to gain or maintain market share. For example, Intel markets its Centrino mobile technology brand and we believe they provide a substantial marketing development fund incentive for buyers of a combination of its microprocessor, related chipsets and wireless networking module that use the brand. Intel or other large competitors may also be able to discourage OEMs from placing our brand on their products, which could substantially harm our marketing efforts.

We depend on key personnel and consultants to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and harm the market’s perception of us. We believe that our future success is highly dependent on the contributions of our senior management, including our President and Chief Executive Officer and our senior engineering personnel. We do not have long-term employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

There is currently a shortage of qualified technical personnel with significant experience in the design, development, manufacture, marketing and sales of integrated circuits for use in wireless products. Our key technical personnel and consultants represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our business plan.

If we fail to develop and introduce new products and enhancements for wireless applications or if our proprietary features do not achieve market acceptance on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.

The wireless communications market is characterized by rapidly changing technology, evolving industry standards, rapid changes in customer requirements and frequent product introductions. We must continually design, develop and introduce new products with improved features to be competitive. Our current and future products may not achieve market acceptance or adequately address the changing needs of the wireless market, and we may not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. In addition, we introduce from time to time products with proprietary enhancements. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Our introduction of proprietary features involves risks associated with market acceptance of these new products and certification by industry standards groups. We have reviewed the rules and regulations of the various standards bodies and related industry organizations to which we belong or with which we are affiliated, and we believe there is not a significant risk that action would be taken that would undermine our ability to continue to exploit our affiliation with these organizations.

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

We have and will continue to expend substantial resources developing products for new applications or markets and may never achieve the sales volume for these products that we anticipate, which may limit our future growth and harm our results of operations.

All of our products introduced to date have been for use in wireless networking applications. Our strategy includes developing and introducing new products for use in applications other than wireless networking. Our future success will depend in part upon the success of any such products, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we have no experience in markets other than wireless networking, and may be unsuccessful in marketing and selling any products we develop. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter and the competitiveness of our products. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales which may limit our future growth and harm our results of operations.

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

In the year ended December 31, 2004, Hon-Hai Precision Industry, Askey Computer Corporation, Global Sun Technology Inc. and Alpha Networks, Inc. (formerly D-Link Corporation) accounted for 23%, 17%, 11% and 10% of our net revenue, respectively. In the year ended December 31, 2003, Global Sun Technology Inc. and Hon-Hai Precision Industry accounted for 28% and 20% of our net revenue, respectively. Some of our original equipment manufacturer customers are also original design manufacturer customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Sales to our largest customers have fluctuated significantly from period to period primarily due to a change in our distribution model from direct sales to an increasing number of sales to original design manufacturers and the continued diversification of our customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

Highly complex products such as our chipsets and the related reference designs we provide to our customers frequently contain defects, errors and bugs when they are first introduced or as new versions are released. We have in the past and may in the future experience these defects, errors and bugs. If any of our products have reliability, quality, or compatibility problems, we may not be able to successfully correct these problems. In addition, if any of our proprietary features contain defects, errors or bugs when first introduced or as new versions are released, we may be unable to correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers and our financial results. In addition, these defects, errors or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recalls, repairs or replacement costs. These problems may also result in claims against us by our customers or others.

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

We do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We rely on Taiwan Semiconductor Manufacturing Corporation in Taiwan and Semiconductor Manufacturing International Corporation in Shanghai, China to produce all of our chips. We also rely on Amkor Technology, Inc. in China and Korea, ASAT Holdings Limited in China and Hong Kong, Siliconware Precision Industries Co., Ltd. in Taiwan, ST Assembly Test Services Ltd. in Singapore and other third-party assembly and test subcontractors to assemble, package and test our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

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

The wireless communications market is characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we received several written notices or offers from our competitors and others claiming to have patent rights in certain technology and inviting us to license this technology and related patents that apply to the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking standards, including the 802.11b, 802.11g and 802.11a wireless standards as well as other technology and patents relevant to other standards related to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. None of these notices or offers to license has included an explicit threat of, or resulted in, litigation against us. While at least one of our customers has been sued by the holder of a patent related to 802.11b, 802.11g and 802.11a technology, none of these notices or offers to license has included an explicit threat of, or resulted in, litigation against us.

Questions of infringement in the wireless communications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. If litigation were to be filed against us in connection with an offer to license technology or claims of infringement, our business could be harmed. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

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

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia accounted for substantially all of our net revenue in each of 2004 and 2003. Because many of our original design manufacturer customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

•	multiple, conflicting and changing laws and regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	difficulties in staffing and managing foreign operations as well as cultural differences;

•	trade restrictions or higher tariffs that favor local competition in some countries;

•	difficulties of managing sales representatives, especially because we expect to increase our sales through our sales representatives;

•	inadequate local infrastructure and transportation delays;

•	financial risks, such as longer payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our products; and

•	political and economic instability, including wars, terrorism, and political unrest, recurrence of the SARS or any other outbreak, boycotts, curtailment of trade and other business restrictions.

Any of these factors could significantly harm our future international sales and operations, consequently, our revenue and results of operations and business and financial condition.

Our headquarters are located in California, and we have sales offices in Japan and elsewhere in Asia, and a research and development facility in India. Our third-party foundries and subcontractors are concentrated in Asia and elsewhere in the Pacific Rim. These areas are subject to significant earthquake and earthquake-related risks. Any disruption to the operations of these offices, foundries and subcontractors resulting from earthquakes or other natural disasters could cause significant delays in the production, shipment and sales of our products.

Taiwan Semiconductor Manufacturing Corporation and Semiconductor Manufacturing International Corporation, which manufacture our chipsets and perform substantially all of our assembly and testing facilities, are located in Asia. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong and elsewhere in Asia, and a research and development facility in India. The risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region or the Indian Ocean region, including Asia and Northern California, is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors, as well as other providers of these services. As a result of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. In addition, the tsunami in December 2005 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our third quarter of 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could reduce our overall results of operations. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

Risks Related to Our Industry

Any future downturns in the semiconductor industry may reduce our revenue and result in excess inventory.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory. Furthermore, any upturn in the wireless communications market in which we sell our chipsets could result in increased competition for access to limited third-party foundry, assembly and test capacity.

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

Our directors, executive officers and their affiliated entities beneficially own approximately 33.3% of our outstanding common stock. One of our directors, Teresa H. Meng, owns approximately 4.6% of our common stock, including shares subject to options that are immediately exercisable as of December 31, 2004. Including shares deemed beneficially owned in accordance with the rules of the SEC, but with respect to which they disclaim beneficial ownership except to the extent of their pecuniary interests therein, Forest Baskett, William B. Elmore and Andrew S. Rappaport beneficially own approximately 7.6%, 5.5% and 6.0%, respectively. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our portfolio or on our interest income. As of December 31, 2004, our investments were in money market funds, commercial paper, corporate notes, market auction preferred stock and U.S. government securities.

The following table presents the amounts of cash equivalents and marketable securities (in thousands, except percentages) that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2004. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in Three Months or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
Fixed Rate	$94,552	$25,200	$24,663	$144,415
Weighted Average Interest Rate	2.24%	2.51%	2.66%	2.36%

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of December 31, 2004, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate plus 1.0%. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls are designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors—Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on May 24, 2005 (the “2005 Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer (our principal executive officer), chief financial officer (our principal financial and accounting officer), vice president of finance, controller and any person performing similar functions) and employees. The Code of Ethics is available on our web site at www.atheros.com. We will disclose on our web site amendments to, or waivers from, our Code of Ethics applicable to our directors and executive officers, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), in accordance with applicable laws and regulations.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Marshall Mohr (Chairperson), Forest Baskett and Andrew Rappaport. All of such members meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that Marshall Mohr qualifies as an “audit committee financial expert” within the meaning of such regulations.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in our 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement.

The following chart sets forth certain information as of December 31, 2004, with respect to our equity compensation plans, specifically our 1998 Stock Incentive Plan (the “1998 Plan”), 2004 Stock Incentive Plan (the “2004 Plan”), and 2004 Employee Stock Purchase Plan (the “ESPP”). Each of the 1998 Plan, the 2004 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,119,103	$3.99	1,813,610	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	9,119,103	$3.99	1,813,610	(1)

(1)	Includes 1,228,727 shares reserved for issuance under the 2004 Plan. The 2004 Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. The number of shares reserved for issuance under the 2004 Plan automatically increases on January 1st of each year by the lesser of (i) 3,750,000 shares, (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors. In addition, the number of shares reserved for issuance under the 2004 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Plan. Also includes 584,883 shares reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) one and one-quarter percent (1.25%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year, or (ii) 750,000 shares.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Party Transactions” in our 2005 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies” in our 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedules

Schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Atheros Communications, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1	(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2	(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3	(1)	2004 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.4	(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.5		Lease Agreement by and between Registrant and 525 Almanor LLC, dated April 14, 2000 (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.6		Sublease Agreement by and between the Registrant and Marvell Semiconductor, Inc. dated May 23, 2003 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

Exhibit Number	Description
10.7	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.8(1)	Employment Agreement, dated February 15, 2000, by and between the Registrant and Richard Bahr (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.9(1)	Employment Agreement, dated October 22, 2001, by and between the Registrant and Thomas Foster (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.10(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.12(1)	Offer Letter, dated October 25, 2003, by and between the Registrant and Colin Macnab (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.13(1)	Transition Agreement, dated March 21, 2003, by and between the Registrant and Richard Redelfs (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.14	Loan and Security Agreement, dated March 31, 2003, between the Registrant and Silicon Valley Bank (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.15	Equipment Loan and Security Agreement, dated September 2001, between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.16(1)	Consulting Agreement, dated January 2002, between the Registrant and Teresa Meng (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.17	Second Amended and Restated Investors’ Rights Agreement dated April 18, 2001 and amendments thereto (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.18(1)	Offer Letter, dated November 19, 2003, by and between the Registrant and Paul G. Franklin (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.19	Amendment, dated December 31, 2003, to Loan and Security Agreement, dated March 31, 2003, between the Registrant and Silicon Valley Bank (filed as Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.20(1)	Agreement and Release of Claims, dated December 22, 2003, by and between the Registrant and Ranendu Das (filed as Exhibit 10.23 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

Exhibit Number		Description
21.1		List of Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1		Power of Attorney (see page 45).

31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

Schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2005

ATHEROS COMMUNICATIONS, INC.

/s/ CRAIG H. BARRATT
Craig H. Barratt Chief Executive Officer and President (Principal executive officer)

/S/ JACK R. LAZAR
Jack R. Lazar Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig H. Barratt and Jack R. Lazar and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN L. HENNESSY John L. Hennessy	Chairman of the Board of Directors	March 11, 2005

/s/ CRAIG H. BARRATT Craig H. Barratt	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2005

/s/ JACK R. LAZAR Jack R. Lazar	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2005

/s/ FOREST BASKETT Forest Baskett	Director	March 11, 2005

/s/ WILLIAM ELMORE William B. Elmore	Director	March 11, 2005

/s/ TERESA H. MENG Teresa H. Meng	Director	March 11, 2005

/s/ MARSHALL L. MOHR Marshall L. Mohr	Director	March 11, 2005

/s/ ANDREW S. RAPPAPORT Andrew S. Rappaport	Director	March 11, 2005

ATHEROS COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Atheros Communications, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 11, 2005

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,971	$13,615
Marketable securities	121,514	15,424
Accounts receivable, net	29,750	9,855
Inventory	15,215	10,929
Prepaid expenses and other current assets	3,611	1,110

Total current assets	203,061	50,933
Property and equipment, net	2,757	2,346
Other assets	545	2,607

	$206,363	$55,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$4,000
Accounts payable	11,172	15,585
Deferred revenue	1,224	688
Other accrued liabilities	20,575	10,150
Current portion of debt and capital lease obligations	51	1,346

Total current liabilities	33,022	31,769

Long-term portion of debt and capital lease obligations	—	1,391
Other long-term liabilities	301	440
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	98,344
Common stock, $0.0005 par value, 200,000,000 shares authorized; issued and outstanding: 47,946,900 in 2004, 13,825,314 in 2003	249,638	15,000
Stockholder notes receivable	(7)	(123)
Deferred stock-based compensation	(2,484)	(6,341)
Accumulated other comprehensive loss	(340)	(3)
Accumulated deficit	(73,767)	(84,591)

Total stockholders’ equity	173,040	22,286

	$206,363	$55,886

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Years Ended December 31,
	2004	2003	2002
Net revenue	$169,607	$87,357	$22,200
Cost of goods sold(1)	91,321	50,505	10,170

Gross profit	78,286	36,852	12,030

Operating expenses:
Research and development(1)	41,462	29,112	23,115
Sales and marketing(1)	14,907	11,515	7,381
General and administrative(1)	8,523	5,825	3,953
Stock-based compensation	3,718	3,358	488

Total operating expenses	68,610	49,810	34,937

Income (loss) from operations	9,676	(12,958)	(22,907)
Interest income	2,246	347	998
Interest expense	(157)	(430)	(384)

Income (loss) before income taxes	11,765	(13,041)	(22,293)
Provision for income taxes	941	125	66

Net income (loss)	$10,824	$(13,166)	$(22,359)

Basic net income (loss) per share	$0.25	$(1.07)	$(2.13)

Shares used in computing basic net income (loss) per share	42,886	12,335	10,513

Diluted net income (loss) per share	$0.21	$(1.07)	$(2.13)

Shares used in computing diluted net income (loss) per share	51,981	12,335	10,513

(1) Amounts exclude stock-based compensation, as follows:
Cost of goods sold	$253	$223	$—
Research and development	1,242	1,561	274
Sales and marketing	918	244	170
General and administrative	1,305	1,330	44

	$3,718	$3,358	$488

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

In thousands, except share amounts

	Convertible Preferred Stock		Common Stock		Stockholder Notes Receivable	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2002	30,043,580	$98,344	13,436,378	$3,458	$(651)	$—	$118	$(48,933)	$52,336
Components of comprehensive loss:
Net loss								(22,359)	(22,359)
Unrealized loss on marketable securities							(107)		(107)

Total comprehensive loss									(22,466)
Exercise of stock options			132,901	173					173
Issuance of stock options in exchange for services				224					224
Repurchase of common stock			(728,100)	(375)	401			(133)	(107)
Acceleration of vesting of stock options				238					238
Collection of stockholder notes receivable					64				64

BALANCES, December 31, 2002	30,043,580	98,344	12,841,179	3,718	(186)	—	11	(71,425)	30,462
Components of comprehensive loss:
Net loss								(13,166)	(13,166)
Unrealized loss on marketable securities							(14)		(14)

Total comprehensive loss									(13,180)
Exercise of stock options			991,245	1,563					1,563
Issuance of stock options in exchange for services				968					968
Repurchase of common stock			(7,110)	(6)					(6)
Acceleration of vesting of stock options				929					929
Deferred stock-based compensation				7,828		(7,828)			—
Amortization of deferred stock-based compensation						1,487			1,487
Collection of stockholder notes receivable					63				63

BALANCES, December 31, 2003	30,043,580	98,344	13,825,314	15,000	(123)	(6,341)	(3)	(84,591)	22,286
Components of comprehensive income:
Net income								10,824	10,824
Unrealized loss on marketable securities							(337)		(337)

Total comprehensive income									10,487
Issuance of common stock pursuant to initial public offering, net of offering expenses			10,350,000	133,207					133,207
Conversion of preferred stock to common stock in conjunction with initial public offering	(30,043,580)	(98,344)	22,532,670	98,344					—
Exercise of stock options and warrants			1,093,917	1,377					1,377
Issuance of common stock pursuant to employee stock purchase plan			165,117	1,744					1,744
Repurchase of common stock			(20,118)	(30)					(30)
Reversal of deferred stock-based compensation				(139)		139			—
Amortization of deferred stock-based compensation						3,718			3,718
Tax benefit on employee stock transactions				135					135
Collection of stockholder notes receivable					116				116

BALANCES, December 31, 2004	—	$—	47,946,900	$249,638	$(7)	$(2,484)	$(340)	$(73,767)	$173,040

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,824	$(13,166)	$(22,359)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,743	1,839	1,709
Issuance of common stock and stock options in exchange for services	—	968	224
Acceleration of vesting of stock options	—	929	238
Amortization of deferred stock-based compensation	3,718	1,487	—
Amortization of warrants	25	61	92
Loss on disposal of property and equipment	168	25	65
Tax benefit on employee stock transactions	135	—	—
Change in assets and liabilities:
Accounts receivable	(19,895)	(8,080)	(452)
Inventory	(4,286)	(6,483)	(3,023)
Prepaid expenses and other current assets	(1,523)	(118)	(253)
Accounts payable	(4,413)	13,012	1,431
Deferred revenue	786	(31)	699
Deferred rent	(259)	117	25
Deferred license fees	(130)	(10)	—
Other accrued liabilities	10,425	7,183	692

Net cash used in operating activities	(2,682)	(2,267)	(20,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,322)	(1,466)	(711)
Purchase of marketable securities	(224,399)	(17,417)	(25,087)
Maturities of marketable securities	117,972	26,487	46,356
Other assets	1,059	(904)	—

Net cash provided by (used in) investing activities	(107,690)	6,700	20,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	136,328	1,563	173
Repurchase of common stock	(30)	(6)	(73)
Collection of stockholder notes receivable	116	63	64
Short-term borrowings	(4,000)	4,000	—
Proceeds from issuance of debt	—	2,000	575
Repayments of debt and capital lease obligations	(2,686)	(1,532)	(1,075)

Net cash provided by (used in) financing activities	129,728	6,088	(366)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,356	10,521	(690)
CASH AND CASH EQUIVALENTS, Beginning of year	13,615	3,094	3,784

CASH AND CASH EQUIVALENTS, End of year	$32,971	$13,615	$3,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$120	$378	$279

Cash paid for income taxes	$371	$59	$40

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization—Atheros Communications, Inc. (the “Company”), was incorporated in May 1998 in the state of Delaware and commenced operations in December 1998. The Company is a developer of semiconductor system solutions for wireless communications products.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

On January 23, 2004, the Company completed a 3-for-4 reverse split of its outstanding common stock. All information related to common stock, options and warrants to purchase common stock and per share amounts included in the accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, changes in any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: regulatory changes; fundamental changes in the technology underlying telecommunications products or incorporated in customers’ products; market acceptance of the Company’s products under development; development of sales channels; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and new product introductions by competitors.

Cash Equivalents—Cash equivalents consist of highly liquid debt instruments purchased with a maturity of three months or less from date of purchase. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

Marketable Securities—Marketable securities are classified as available for sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for the accretion of discounts to maturity.

Inventory—Inventory cost is recorded at the lower of market value or standard cost basis (which approximates actual cost on a first-in, first-out basis).

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives as follows: furniture and fixtures-five years; computer software and hardware-three to five years. Amortization of leasehold improvements and equipment under capital lease agreements is computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets—The Company evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

Income Taxes—The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Revenue Recognition—The Company’s revenue is derived primarily from the sale of wireless semiconductor chipsets. In addition, the Company generates revenues from arrangements to license its software and arrangements to provide services. Revenues from software licenses and services represented less than 10% of total revenues for all periods presented.

Revenue from the sale of semiconductors is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Delivery is generally considered to have occurred upon shipment. For a limited number of customers, title does not pass until the product reaches the customer’s premises, in which case revenue is recognized when the product is received by the customer.

The Company provides marketing incentives to certain of its direct and indirect customers. Such obligations are estimated and recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual sales data submitted by the customers differs significantly from the original estimates.

Software license revenue is recognized in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended. Accordingly, license revenue is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate a portion of the total fee to any undelivered elements of the arrangement. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. If collectibility is not considered probable at the time of sale, revenue is recognized when the fee is collected.

The Company’s software license arrangements generally include three elements: the licensed software, maintenance and support, and training. Maintenance arrangements provide technical support and the right to unspecified upgrades on an if-and-when available basis, but do not provide specified upgrade rights. Vendor-specific objective evidence of fair value (“VSOE”) for maintenance and support is established through fixed-dollar renewal rates stated in the arrangement, thus revenue related to maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year. The Company has not established VSOE for training services. Accordingly, all revenue related to the multiple-element arrangement is deferred until the training services are provided or the customers’ contractual right to receive such services lapses, whichever occurs first.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty—The Company provides a warranty on its products for a period of one year, and provides for warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during the years ended December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Beginning balance	$578	$160
Additions related to current period sales	1,374	719
Warranty costs incurred in the current period	(365)	(148)
Adjustments to accruals related to prior period sales	(564)	(153)

Ending balance	$1,023	$578

Stock-Based Compensation—The Company accounts for stock-based compensation to employees in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services,” which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are provided. Such expenses are measured using the value of the equity instruments issued, as this is more readily determinable than the fair value of the services received.

The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands):

	December 31,
	2004	2003	2002
Net income (loss) as reported	$10,824	$(13,166)	$(22,359)
Add: total stock-based employee compensation included in reported net income (loss)	3,718	2,416	238
Less: total stock-based compensation determined under the fair value based method for all awards	(8,675)	(2,955)	(746)

Pro forma net income (loss)	$5,867	$(13,705)	$(22,867)

Basic net income (loss) per share as reported	$0.25	$(1.07)	$(2.13)

Diluted net income (loss) per share as reported	$0.21	$(1.07)	$(2.13)

Pro forma basic net income (loss) per share	$0.14	$(1.11)	$(2.18)

Pro forma diluted net income (loss) per share	$0.11	$(1.11)	$(2.18)

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through November 26, 2003, the date of the Company’s initial filing with the Securities and Exchange Commission (“SEC”) related to its proposed initial public offering, the Company used the minimum value method to estimate the fair value of options granted to employees. Options granted subsequent to November 26, 2003 through December 31, 2003 were valued using the Black-Scholes valuation model using estimated volatility of 95%. The following table summarizes the weighted-average assumptions used in estimating fair value:

	Stock Option Plans			Employee Stock Purchase Plan
	December 31,			December 31, 2004
	2004	2003	2002
Estimated life (in years)	4.5	4.5	6.6	0.5
Risk-free interest rate	3.4%	3.3%	2.4%	2.6 – 3.8%
Expected dividends	—	—	—	—
Volatility (subsequent to November 26, 2003)	80%	95%	—	80%

Because the Company’s common stock has recently become publicly traded, its historical data on the volatility of its common stock is limited. Therefore, the Company estimates volatility based on the average volatilities of similar entities. The estimated weighted average fair value of employee stock options granted during the years ended December 31, 2004, 2003 and 2002 were $5.72, $1.52 and $0.25, respectively.

Software Development Costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

Research and Development—Costs incurred in research and development are charged to operations as incurred. The Company grants developers access to its technology through technology development arrangements. The Company recorded $119,000 and $875,000 as a reduction of research and development costs for fees received under such arrangements in the years ended December 31, 2003 and 2002, respectively. No such amounts were recorded as a reduction of research and development costs during the year ended December 31, 2004. The Company expenses all costs for internally developed patents as incurred.

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For those subsidiaries whose books and records are not maintained in the functional currency, all monetary assets and liabilities are remeasured at the current exchange rate at the end of each period reported, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses, which are included in operating expense in the accompanying consolidated statements of operations were not significant for any period presented.

Net Income (Loss) per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options and outstanding warrants, by application of the treasury stock method, that have a dilutive effect on earnings per share, and from the assumed conversion of outstanding shares of preferred stock.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)—Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity, but are excluded from net income (loss). Statements of comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 have been included within the consolidated statements of stockholders’ equity. Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists of the unrealized gain or loss on marketable securities.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Risks associated with cash and cash equivalents and marketable securities are mitigated by banking with and purchasing money market funds, commercial paper, market auction preferred stock, corporate notes and corporate bonds from creditworthy institutions. The Company sells its products primarily to companies in the technology industry and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company recorded charges for allowance for doubtful accounts of $410,000, $422,000 and $10,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Receivables written off against the allowance aggregated $9,000 for the year ended December 31, 2004 and no receivables were written off during the years ended December 31, 2003 and 2002. The allowance for doubtful accounts at December 31, 2004, 2003 and 2002 was $833,000, $432,000 and $10,000, respectively.

Recently Issued Accounting Standards—In March 2004, the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF 03-01. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting For Nonmonetary Transactions, is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s consolidated financial condition or results of operations.

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net results of operations and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, these pro forma effects should not be relied upon in determining the effects on net results of operations of adopting SFAS 123R as the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options, that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

2. Marketable Securities

Marketable securities consist of (in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. government securities	$64,739	$—	$(258)	$64,481
Market auction preferred stock	46,353	—	—	46,353
Commercial paper	20,560	—	—	20,560
Corporate notes	13,104	—	(82)	13,022
Money market funds	2,163	—	—	2,163

Total	146,919	—	(340)	146,579
Less: Amounts included in cash and cash equivalents	(25,065)	—	—	(25,065)

	$121,854	$—	$(340)	$121,514

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$12,908	$—	$—	$12,908
Corporate notes and bonds	6,135	—	(3)	6,132
Market auction preferred stock	4,904	—	—	4,904
U.S. government securities	1,250	—	—	1,250
Money market funds	12	—	—	12

Total	25,209	—	(3)	25,206
Less: Amounts included in cash and cash equivalents	(9,782)	—	—	(9,782)

	$15,427	$—	$(3)	$15,424

The contractual maturities of available-for-sale debt securities at December 31, 2004 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$97,020	$96,851
Due between one and two years	24,834	24,663

	$121,854	$121,514

3. Inventory

Inventory consists of (in thousands):

	December 31,
	2004	2003
Finished goods	$4,442	$5,641
Work-in-process	8,283	5,124
Raw materials	2,490	164

Total	$15,215	$10,929

4. Property and Equipment

Property and equipment at December 31 consist of (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$7,316	$5,481
Software	1,169	1,170
Leasehold improvements	311	274
Furniture and fixtures	277	111

	9,073	7,036
Accumulated depreciation and amortization	(6,316)	(4,690)

Property and equipment, net	$2,757	$2,346

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company had no assets under capital lease agreements. At December 31, 2003, machinery and equipment and software under capital lease agreements amounted to $211,000 (net of accumulated amortization of $1,777,000.)

5. Accrued Liabilities

Accrued liabilities at December 31 consist of (in thousands):

	December 31,
	2004	2003
Accrued customer incentives	$10,388	$2,996
Accrued compensation and benefits	3,923	2,944
Other liabilities	6,264	4,210

Total	$20,575	$10,150

6. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under operating lease agreements. Under the lease agreement for its principal facility, the Company must maintain a restricted cash balance of $1,125,000, which is included in prepaid expenses and other current assets at December 31, 2004 and other assets at December 31, 2003.

At December 31, 2004, future minimum annual lease payments under operating leases are as follows (in thousands):

Operating Lease
2005	$1,617
2006	554
2007	453
2008	87
2009	78
Thereafter	43

Total minimum lease payments	$2,832

Rent expense was $1,863,000, $1,610,000 and $1,278,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Licensing Agreements

The Company entered into several licensing agreements which allow it to use certain software for specified periods of time. As of December 31, 2004, minimum payments under these agreements are $2,632,000 and $2,161,000 in 2005 and 2006, respectively. Software expense associated with these licensing agreements was $4,678,000, $2,608,000 and $1,937,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

From time to time, the Company may become involved in litigation. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees to defend the customer/licensee against third party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. There have been no claims under such indemnification provisions through December 31, 2004.

7. Short and Long-Term Debt

Equipment Loan

In September 2001, the Company entered into an agreement to finance certain equipment purchases up to a maximum amount of $3,000,000. During fiscal 2001 and 2002, the Company financed $1,328,000 and $575,000 in purchases at interest rates ranging from 7.5% to 9.4%. The remaining balance of the agreement is no longer available as of December 31, 2004. The equipment collateralizes the loan balance due. The loan agreement contains certain nonfinancial covenants. In addition, the Company was required to maintain a restricted cash balance of $500,000, which was included within other assets at December 31, 2003. As of December 31, 2004, the Company is not required to maintain, and does not maintain, a restricted cash balance related to the equipment loan. Principal and interest payments are due in monthly installments through July 2005. At December 31, 2004, $51,000 is outstanding under this agreement.

Bank Loan and Security Agreement

The Company’s loan agreement with a bank (the “Agreement”) allows the Company to finance up to $10,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. Borrowings under the Agreement are secured by all of the tangible assets of the Company. The Agreement contains certain financial and nonfinancial covenants. Interest on borrowings under the working capital line is payable monthly and is calculated at the bank’s prime rate (5.25% at December 31, 2004) plus 1.0%. Borrowings under the working capital line are due in March 2005, or earlier as required by borrowing limits defined in the Agreement. Principal and interest is payable monthly for borrowings related to equipment purchases.

At December 31, 2003, $4,000,000 and $1,837,000 was outstanding under the working capital and equipment purchase arrangements, respectively. In February 2004, the Company repaid these balances in full and no balances were outstanding at December 31, 2004. The Company had $10,000,000 available for borrowing under the working capital arrangement and no further funds available for borrowing under the equipment purchase arrangement at December 31, 2004.

8. Stockholders’ Equity

Common Stock Offering

In February 2004, the Company completed an initial public offering of 10,350,000 shares of common stock for net proceeds of $133.2 million. Immediately prior to the completion of the initial public offering, all outstanding shares of preferred stock were converted to a total of 22,532,670 shares of common stock.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock at a $.0005 par value per share. The board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2004, no preferred stock was outstanding.

At December 31, 2003 and 2002, the Company had issued and outstanding 30,043,580 shares of preferred stock, par value $0.0005, as follows (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Amount	Liquidation Preference
Series A	12,050,000	12,050,000	$6,044	$6,025
Series B	7,673,014	7,673,014	25,657	25,589
Series C	10,835,913	10,320,566	66,643	66,671

	30,558,927	30,043,580	$98,344	$98,285

Warrants

In September 2001, in connection with an equipment loan, the Company issued a warrant to purchase $225,000 of Series C or Series D convertible preferred stock. Concurrent with the initial public offering, these warrants converted into the right to purchase 26,122 shares of common stock. As of December 31, 2004, the warrant had not been exercised. The estimated fair value of the warrant issued, using the Black-Scholes pricing model with the following weighted average assumptions: term, 2.75 years; volatility, 75%; risk-free interest rate, 3.1%; and no dividends during the term, based on the Series C issuance price of $6.46 was $110,000 and is being amortized over the life of the loan as additional interest expense.

In April 2000, in connection with the operating lease obligation for its principal facility, the Company issued a warrant to purchase 93,750 shares of common stock at an exercise price of $0.90 per share. In February 2004, the warrant was exercised on a net basis resulting in the issuance of 87,723 shares of common stock. The estimated fair value of the warrant issued, using the Black-Scholes pricing model with the following assumptions: term, five years; volatility, 50%; risk-free interest rate, 6.7%; and no dividends during the term, was $44,000 and is being amortized over the life of the lease obligation as additional rent expense.

1998 and 2004 Stock Incentive Plans

In October 1998 the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the board of directors and was subsequently approved by stockholders. Upon completion of the Company’s initial public offering, the 1998 Plan was terminated and no shares are available for future issuance under the 1998 Plan. Shares that are subject to options that expire, terminate or are cancelled, that are forfeited or as to which options have not been granted under the 1998 Plan will become available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”). The 1998 Plan permitted the Company to grant stock options to employees, officers, directors, and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options as determined by the Board of Directors. These options generally expire ten years from the date of grant and are immediately exercisable. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. At December 31, 2004, 167,940 unvested shares were subject to repurchase by the Company at the original issuance price.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004 the Company’s 2004 Plan was adopted by the board of directors and was subsequently approved by stockholders. The 2004 Plan became effective upon the completion of the Company’s initial public offering in February 2004. The 2004 Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. Incentive stock options may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. A total of 2,822,677 shares of common stock have been authorized for issuance under the 2004 Plan, including 597,677 shares available for grant under the 1998 Plan that were transferred to the 2004 Plan. An annual increase in the share reserve will be added on the first day of each year, beginning 2005. Options granted under the 2004 Plan are exercisable upon vesting and generally vest 25% on the first anniversary of the grant date and 1/48 per month thereafter.

Option activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2002 (412,461 vested at a weighted average exercise price of $0.50 per share)	2,917,694	$1.27
Granted	2,211,182	1.72
Exercised	(132,901)	1.30
Canceled	(293,008)	1.52

Outstanding, December 31, 2002 (1,076,629 vested at a weighted average exercise price of $0.96 per share)	4,702,967	1.47
Granted	4,754,503	2.48
Exercised	(991,245)	1.58
Canceled	(560,339)	1.69

Outstanding, December 31, 2003 (1,944,034 vested at a weighted average exercise price of $1.33 per share)	7,905,886	2.04
Granted	2,557,022	9.23
Exercised	(1,006,194)	1.41
Canceled	(337,611)	5.83

Outstanding, December 31, 2004 (3,219,989 vested at a weighted average exercise price of $1.96 per share)	9,119,103	$3.99

Additional information regarding options outstanding as of December 31, 2004 is as follows:

Options Outstanding				Options Vested
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.07-0.89	504,325	5.48	$0.69	488,168	$0.68
$1.72	3,819,365	7.62	1.72	2,033,281	1.72
$1.99-2.52	1,791,476	8.69	2.16	481,309	2.18
$3.33-7.75	1,706,465	6.94	6.97	169,682	5.60
$7.90-17.59	1,297,472	9.21	10.56	47,549	10.03

$0.07-17.59	9,119,103	7.81	$3.99	3,219,989	$1.96

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In January 2004, the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) was adopted by the board of directors and was subsequently approved by stockholders. A total of 750,000 shares of common stock have been reserved for issuance under the 2004 Purchase Plan. The number of shares reserved for issuance under the 2004 Purchase Plan will increase on the first day of each year, beginning 2005. The 2004 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,875 shares may be purchased by each eligible employee during a single purchase period. Each offering period will have a maximum duration of 24 months, with new offering periods beginning in May and November. Purchase periods for the 2004 Purchase Plan have a duration of six months. The purchase price under the 2004 Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. During the year ended December 31, 2004, 165,117 shares were purchased under the 2004 Purchase Plan.

Issuance of Equity Instruments in Exchange for Services

During the years ended December 31, 2003 and 2002, the Company issued options to nonemployees for the purchase of 105,000 and 90,000 shares of common stock, respectively, at weighted average exercise prices of $2.02 and $1.72 per share, respectively. A portion of these options vested immediately, while the remainder originally vested over a period of four months to four years. The Company accounted for the unvested options under variable accounting. The fair value of these awards during the years ended December 31, 2003 and 2002 was calculated using the Black-Scholes pricing model with the following weighted average assumptions: option term, remaining statutory life; volatility, 75% in 2003 and 2002; risk-free interest rate, 4.5% in 2003 and 4.0% in 2002; and no dividends during the option term. During the year ended December 31, 2004, the Company did not issue options to nonemployees.

During November 2003 the Company accelerated the vesting of certain options issued to outside advisors. This acceleration enabled the optionholders to vest immediately in 105,000 options, which otherwise would have vested over 48 months. In connection with this acceleration, the Company recorded $721,000 as compensation expense based on the fair value of the options at the date of acceleration. At December 31, 2004, all options granted to nonemployees have vested.

The compensation expense for all nonemployee awards for the years ended December 31, 2003 and 2002, including charges related to the acceleration of vesting, aggregated $968,000 and $224,000, respectively, and was recognized in the accompanying statement of operations in accordance with the related service being performed. The was no compensation expense for nonemployee awards during the year ended December 31, 2004.

Acceleration of Vesting of Employee Stock Options

During the years ended December 31, 2003 and 2002, in connection with severance agreements relating to the termination of certain employees, the Company accelerated the vesting of options to purchase common stock beyond their employment period. This acceleration enabled these employees to vest in an additional 331,156 and 219,857 options, respectively, over the number to which they would normally be entitled. The Company recorded compensation expense equal to the intrinsic value of the options at the date that each employee accepted the severance agreement, which aggregated $929,000 and $238,000 for the years ended December 31, 2003 and 2002, respectively. The Company did not accelerate the vesting of employee stock options during the year ended December 31, 2004.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock Compensation

During the year ended December 31, 2003, the Company issued 4,606,012 options to purchase common stock to employees at a weighted average exercise price of $2.49 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock of $4.20 per share. The cumulative deferred stock-based compensation with respect to these grants totaled $7,828,000 and is being amortized to expense on a graded vesting method over the vesting period of the options through 2008.

9. Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$10,824	$(13,166)	$(22,359)

Denominator:
Weighted average shares outstanding	43,219	13,147	12,960
Weighted average shares subject to repurchase	(333)	(812)	(2,447)

Shares used to calculate basic net income (loss) per share	42,886	12,335	10,513

Effect of dilutive securities:
Common stock options and warrants	6,100	—	—
Convertible preferred stock	2,662	—	—
Shares subject to repurchase	333	—	—

Shares used to calculate diluted net income (loss) per share	51,981	12,335	10,513

Basic net income (loss) per share	$0.25	$(1.07)	$(2.13)

Diluted net income (loss) per share	$0.21	$(1.07)	$(2.13)

The following common stock equivalents were excluded from the net income (loss) per share calculation as their effect would have been antidilutive (in thousands):

	Years ended December 31,
	2004	2003	2002
Stock options and warrants	297	7,906	4,703
Common shares subject to repurchase	—	575	1,593
Convertible preferred stock	—	22,533	22,533

Total potential shares of common stock excluded from diluted net income (loss) per share calculation	297	31,014	28,829

10. Income Taxes

Provision for income tax consists of the following (in thousands):

	December 31,
	2004	2003	2002
Current:
U.S. federal, state and local	$426	$—	$—
Non-U.S.	515	125	66

Provision for income tax	$941	$125	$66

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred tax assets for federal and state income taxes consist of (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$17,431	$25,014
Credit carryforwards	14,158	9,753
Inventory valuation	871	620
Capitalized research and development	859	1,183
Other accruals and reserves recognized in different periods	1,063	961
Deferred revenue	400	280
Excess book over tax depreciation and other	265	—

Total deferred tax assets	35,047	37,811
Deferred tax liabilities—excess tax over book depreciation and other	—	(123)

Total deferred tax assets	35,047	37,688
Valuation allowance	(35,047)	(37,688)

Net deferred tax assets	$—	$—

Management believes that, given the Company’s historical cumulative losses and the uncertainty regarding future profitability, it is more likely than not that the deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded for all deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2004	2003	2002
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(6.1)	(11.6)	16.1
Research and development credits	(12.2)	9.1	6.1
Stock-based compensation	11.1	(8.2)	(0.8)
Other	2.6	2.8	—
Change in valuation allowance	(22.4)	(27.1)	(56.4)

Effective tax rate	8.0%	—%	—%

At December 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $47,300,000 and $15,100,000, respectively, expiring through 2023 and 2013, respectively.

At December 31, 2004, the Company also has research and development credits of approximately $9,100,000 and $6,900,000 available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2018. The state tax credit carryforward has no expiration.

For federal and state tax purposes, a portion of the Company’s net operating loss and credit carryforwards may be subject to certain limitations on utilization in case of a change in ownership, as defined by federal and state tax law.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Employee Benefit Plan

The Company sponsors a 401(k) Savings Plan (the “Plan”) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis an amount not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for any of the periods presented.

12. Segment Information, Operations By Geographic Area And Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless industry. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	December 31,
	2004	2003	2002
Taiwan	80%	88%	61%
Japan	3	6	15
United States	1	1	8
Malaysia	—	—	13
Other	16	5	3

Significant Customers

Customers representing greater than 10% of net revenues are as follows:

	December 31,
	2004	2003	2002
Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation)	23%	20%	*
Askey Computer Corporation	17	*	*
Global Sun Technology Inc.	11	28	*
Alpha Networks, Inc. (formerly D-Link Corporation)	10	*	15%
The Linksys Group	*	*	12

Customers representing greater than 10% of accounts receivable are as follows:

	December 31,
	2004	2003
Askey Computer Corporation	25%	*
Hon-Hai Precision Industry	13	20%
Alpha Networks, Inc.	12	*
Gemtek Technology Co. Ltd.	11	15
Cameo Communications, Inc.	11	*
Global Sun Technology Inc.	*	32
Accton Technology Corporation	*	13

*	less than 10% in the applicable period.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Related Party Transactions

During the years ended December 31, 2004, 2003 and 2002 the Company recorded charges of $158,000, $211,000 and $163,000 related to a consulting agreement with one of its directors, under which this director provides engineering services to the Company.

Supplementary Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2004. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$43,099	$46,593	$38,262	$41,653
Gross profit	19,031	23,246	17,462	18,547
Net income	2,379	5,522	767	2,156
Net income per share:
Basic	$0.08	$0.12	$0.02	$0.05
Diluted	$0.05	$0.10	$0.01	$0.04

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$9,406	$15,125	$25,168	$37,658
Gross profit	3,927	6,386	10,202	16,337
Net loss	(5,407)	(4,903)	(2,633)	(223)
Net loss per share:
Basic and diluted	$(0.46)	$(0.41)	$(0.21)	$(0.02)

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.4(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.5	Lease Agreement by and between Registrant and 525 Almanor LLC, dated April 14, 2000 (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.6	Sublease Agreement by and between the Registrant and Marvell Semiconductor, Inc. dated May 23, 2003 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.7	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.8(1)	Employment Agreement, dated February 15, 2000, by and between the Registrant and Richard Bahr (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.9(1)	Employment Agreement, dated October 22, 2001, by and between the Registrant and Thomas Foster (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.10(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.12(1)	Offer Letter, dated October 25, 2003, by and between the Registrant and Colin Macnab (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.13(1)	Transition Agreement, dated March 21, 2003, by and between the Registrant and Richard Redelfs (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

Exhibit Number	Description
10.14	Loan and Security Agreement, dated March 31, 2003, between the Registrant and Silicon Valley Bank (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.15	Equipment Loan and Security Agreement, dated September 2001, between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.16(1)	Consulting Agreement, dated January 2002, between the Registrant and Teresa Meng (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.17	Second Amended and Restated Investors’ Rights Agreement dated April 18, 2001 and amendments thereto (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.18(1)	Offer Letter, dated November 19, 2003, by and between the Registrant and Paul G. Franklin (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.19	Amendment, dated December 31, 2003, to Loan and Security Agreement, dated March 31, 2003, between the Registrant and Silicon Valley Bank (filed as Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.20(1)	Agreement and Release of Claims, dated December 22, 2003, by and between the Registrant and Ranendu Das (filed as Exhibit 10.23 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 45).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.