Form 10-Q
period 2005-03-31
ATHEROS COMMUNICATIONS INC
filed 2005-05-16
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 12, 2005, 48,974,139 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$43,995	$32,971
Marketable securities	114,897	121,514
Accounts receivable, net	28,007	29,750
Inventory	17,930	15,215
Prepaid expenses and other current assets	5,770	3,611

Total current assets	210,599	203,061
Property and equipment, net	2,761	2,757
Other assets	514	545

Total assets	$213,874	$206,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,724	$11,172
Deferred revenue	1,544	1,224
Other accrued liabilities	20,306	20,626

Total current liabilities	37,574	33,022

Other long-term liabilities	423	301
Commitments and contingencies
Stockholders’ equity:
Common stock	250,223	249,631
Deferred stock-based compensation	(1,608)	(2,484)
Accumulated deficit	(72,098)	(73,767)
Accumulated other comprehensive loss	(640)	(340)

Total stockholders’ equity	175,877	173,040

Total liabilities and stockholders’ equity	$213,874	$206,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenue	$41,233	$43,099
Cost of goods sold (1)	22,867	24,068

Gross profit	18,366	19,031

Operating expenses:
Research and development (1)	10,764	9,725
Sales and marketing (1)	4,008	3,501
General and administrative (1)	2,149	2,230
Stock-based compensation	454	1,116

Total operating expenses	17,375	16,572

Income from operations	991	2,459
Interest income, net	972	153

Income before income taxes	1,963	2,612
Provision for income taxes	294	233

Net income	$1,669	$2,379

Basic net income per share	$0.03	$0.08

Shares used in computing basic net income per share	48,091	30,774

Diluted net income per share	$0.03	$0.05

Shares used in computing diluted net income per share	53,830	48,230

(1)	Amounts exclude stock-based compensation, as follows:

Cost of goods sold	$26	$75
Research and development	168	364
Sales and marketing	88	257
General and administrative	171	420

	$454	$1,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,669	$2,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365	465
Amortization of deferred stock-based compensation	454	1,116
Tax benefit on employee stock transactions	64	—
Change in assets and liabilities:
Accounts receivable	1,743	(2,620)
Inventory	(2,715)	(3,834)
Prepaid expenses and other current assets	(2,110)	(800)
Accounts payable	4,552	1,699
Deferred revenue	445	1,184
Other accrued liabilities	(294)	2,460

Net cash provided by operating activities	4,173	2,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(367)	(656)
Purchase of marketable securities	(23,187)	(36,525)
Maturities of marketable securities	29,504	12,894
Other assets	(20)	602

Net cash provided by (used in) investing activities	5,930	(23,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	950	133,526
Repurchase of common stock	—	(8)
Repayment of short-term borrowings	—	(4,000)
Repayment of debt and capital lease obligations	(29)	(2,157)

Net cash provided by financing activities	921	127,361

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,024	105,725
CASH AND CASH EQUIVALENTS, Beginning of period	32,971	13,615

CASH AND CASH EQUIVALENTS, End of period	$43,995	$119,340

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

Basis of Presentation and Use of Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2004 balance sheet was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004 included in its annual report on Form 10-K, as filed on March 11, 2005 with the SEC. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future periods.

2. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$1,669	$2,379
Other comprehensive loss:
Change in unrealized loss on investments	(300)	—

Total comprehensive income	$1,369	$2,379

3. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2004. The Company’s significant accounting policies have not changed during the three months ended March 31, 2005.

Stock-Based Compensation – The Company accounts for stock-based compensation to employees in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services, which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are provided. Such expenses are measured using the value of the equity instruments issued, as this is more readily determinable than the fair value of the services received.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company amortizes deferred stock-based compensation using the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income as reported	$1,669	$2,379
Add: total stock-based employee compensation included in reported net income	454	1,116
Less: total stock-based compensation determined under the fair value based method for all awards	(2,012)	(1,767)

Pro forma net income	$111	$1,728

Basic net income per share as reported	$0.03	$0.08

Diluted net income per share as reported	$0.03	$0.05

Pro forma basic net income per share	$0.00	$0.06

Pro forma diluted net income per share	$0.00	$0.04

Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted subsequent to November 26, 2003 were valued using the Black-Scholes valuation model, with volatility assumptions as discussed below. The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Estimated life (in years)	4.0	4.7
Risk-free interest rate	3.6%	3.2%
Expected dividends	—	—
Volatility	64%	80%

Due to the subjective nature of the assumptions used in the Black-Scholes model, the pro forma net income and net income per share disclosures may not reflect the associated fair value of the outstanding options.

Because the Company’s common stock had recently become publicly traded, its historical data on the volatility of its common stock as of March 31, 2004 was limited. Therefore, the Company estimated volatility based on the average volatilities of similar entities. For the period ended March 31, 2005, the Company estimated volatility based on considerations of the implied volatility of similar options traded on the open market and the average volatilities of similar entities.

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

	Three Months Ended March 31,
	2005	2004
Beginning balance	$1,023	$578
Additions related to current period sales	399	322
Warranty costs incurred in the current period	(99)	(6)
Adjustments to accruals related to prior period sales	(193)	(66)

Ending balance	$1,130	$828

4. Inventory

Inventory consists of (in thousands):

	March 31, 2005	December 31, 2004
Finished goods	$5,433	$4,442
Work-in-process	10,211	8,283
Raw materials	2,286	2,490

Total	$17,930	$15,215

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2005	December 31, 2004
Accrued customer incentives	$10,013	$10,388
Accrued compensation and benefits	3,535	3,923
Other liabilities	6,758	6,315

Total	$20,306	$20,626

6. Short and Long-Term Debt

Bank Loan and Security Agreement

In March 2005, the Company amended its existing loan agreement (the “Agreement”) with a bank. The Agreement allows the Company to finance up to $10,000,000 of working capital requirements. Borrowings under the Agreement are secured by all of the tangible assets of the Company. The Agreement contains financial covenants related to cash and cash equivalents and marketable securities on hand, as well as other non-financial covenants. As of March 31, 2005, the Company was in compliance with all required covenants. Interest on borrowings under the working capital line is payable monthly and is calculated at the bank’s prime rate (5.75% at March 31, 2005). Borrowings under the line are due in March 2006, or earlier as required by borrowing limits defined in the Agreement. No balances were outstanding as of March 31, 2005 under the agreement.

7. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (numerator)	$1,669	$2,379

Denominator for basic net income per share:
Weighted average shares outstanding	48,241	31,260
Weighted average shares subject to repurchase	(150)	(486)

Shares used to calculate basic net income per share	48,091	30,774
Effect of dilutive securities:
Common stock options and warrants	5,589	6,323
Shares subject to repurchase	150	486
Convertible preferred stock	—	10,647

Shares used to calculate diluted net income per share	53,830	48,230

Basic net income per share	$0.03	$0.08

Diluted net income per share	$0.03	$0.05

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 349,000 and 23,000 shares of the Company’s common stock were excluded from the net income per share calculation in the periods ended March 31, 2005 and 2004, respectively, as their effect would have been antidilutive.

8. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless industry. The Company’s Chief Operating Decision Maker is the CEO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	Three Months Ended March 31,
	2005	2004
Taiwan	78%	90%
United States	5	1
Other	17	9

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended March 31,
	2005	2004
Cameo Communications, Inc.	21%	*
Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation)	17	33%
Alpha Networks, Inc.	13	11
Askey Computer Corporation	10	16

Customers representing greater than 10% of net accounts receivable are as follows:

	March 31, 2005	December 31, 2004
Cameo Communications, Inc.	24%	11%
Askey Computer Corporation	12	25
Alpha Networks, Inc.	12	12
Hon-Hai Precision Industry (formerly Ambit Microsystems Corporation)	*	13
Gemtek Technology Co., Ltd	*	11

*	less than 10% in the applicable period.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting For Nonmonetary Transactions, is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s consolidated financial condition or results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In April 2005, the effective date of SFAS 123R was deferred to the Company’s fiscal quarter beginning January 1, 2006. SFAS 123R requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options, that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

10. Subsequent Events

In April 2005, the Company entered into an operating lease agreement related to a new headquarters facility in Santa Clara, California. The initial term of the lease is 61 months commencing in June 2005. Future minimum lease payments under the operating lease are $5.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our average selling prices, the growth of our business, the market for our products and our market share, our strategy regarding new markets, our customer concentration, our participation in wireless standards bodies and the effects of the adoption of standards, our future office space needs, our revenue and sources of revenue, our sales and revenue to customers in Asia, our anticipated volume shipments of PHS chips, our expenses and cost of goods sold, our accounts receivable balance, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our intellectual property, market risk sensitive instruments, potential legal proceedings, our critical accounting policies and estimates, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Fujitsu, Hewlett-Packard, IBM, NEC, and Toshiba, consumer electronics customers, including Philips and Siemens, and networking equipment manufacturers, including Cisco Systems, D-Link, and NETGEAR.

In addition, in March 2005, we announced our first cellular solution for Personal Handyphone Systems, or PHS, consisting of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PHS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex, or TDMA-TDD, technology operating at 1.9 GHz providing high quality voice, advanced data services and long battery life. We have not yet begun volume shipments of our PHS chips, but anticipate doing so in the second half of 2005.

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

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual sales data submitted by the customers differs significantly from the original estimates, which may have the effect of increasing or decreasing net revenue in particular periods.

In the three months ended March 31, 2005, Cameo Communications, Inc., Hon-Hai Precision Industry, Alpha Networks, Inc. and Askey Computer Corporation accounted for 21%, 17%, 13% and 10% of our net revenue, respectively. In the three months ended March 31, 2004, Hon-Hai Precision Industry (formerly Ambit Microsystems), Askey Computer Corporation and Alpha Networks, Inc. accounted for 33%, 16% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small list of ODM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 95% and 99% of net revenue for the three months ending March 31, 2005 and 2004, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and adjustments to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we are subject to yield risk related to manufacturing these wafers into finished goods.

Research and Development. Research and development expense relates primarily to compensation and associated costs related to development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation, occupancy costs and depreciation expense. All research and development costs are expensed as incurred. We expect our research and development costs to increase in absolute dollars as we invest to develop new products to be competitive and address new markets in the future.

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, travel, trade show expenses, depreciation expenses and allocated occupancy costs. We expect sales and marketing expenses will increase in absolute dollars as we hire additional personnel and expand our sales and marketing efforts.

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

Stock-Based Compensation. In connection with the grant of stock options in 2001, 2002 and 2003, we have recorded an aggregate of $8.7 million in stock-based compensation through March 31, 2005. These options were considered compensatory because the fair market value of our stock on the date of grant was greater than the exercise price. As of March 31, 2005, we had an aggregate of $1.6 million in stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related option and warrant, which is generally four to five years using the graded vesting method. This deferred stock-based compensation balance will be amortized as follows, assuming no forfeiture of awards: $846,000 during the remaining three quarters of 2005; $586,000 during 2006; $164,000 during 2007; and $12,000 during 2008.

Interest Income, Net. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances. Interest expense consists of interest on our revolving line of credit and equipment loans.

Provision for Income Taxes. Provision for income tax relates primarily to US alternative minimum tax due to the utilization of net operating loss carryforwards and non-US foreign taxes on our income.

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

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between the company and our customers. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual claims submitted by the customers differs significantly from the original estimates, which may have the effect of increasing or decreasing net revenue and gross profit as a percentage of revenue in a particular period.

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

Stock Options. We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, which require that we disclose our pro forma net income and net income per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 3 of our unaudited condensed financial statements.

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

	Three Months Ended March 31,
	2005	2004
Consolidated Statements of Operations Data:
Net revenue	100%	100%
Cost of goods sold	55	56

Gross profit	45	44
Operating expenses:
Research and development	26	23
Sales and marketing	10	8
General and administrative	5	5
Stock-based compensation	1	2

Total operating expenses	42	38

Income from operations	3	6
Interest income, net	2	1
Provision for income taxes	(1)	(1)

Net income	4%	6%

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended March 31,		% Change in 2005
	2005	2004
Net revenue	$41,233	$43,099	(4)%

The decrease in net revenue for the three months ended March 31, 2005 as compared to the same period in 2004 was due to lower average selling prices of our chipsets as we competitively priced our chipsets to aggressively pursue market opportunities, and to increased shipments of our single chip solutions which we began shipping in the second quarter of 2004. Our single chip solutions are generally priced lower than the combined average selling prices of our multi-chip solutions. As a result, net revenue decreased while the total number of chipsets shipped increased from approximately 3.2 million in the first quarter of 2004 to approximately 4.7 million for the comparable period in 2005.

Gross Profit

	Three Months Ended March 31,		% Change in 2005
	2005	2004
Gross profit	$18,366	$19,031	(3)%
% of net revenue	45%	44%

Gross profit as a percentage of revenue in the three months ended March 31, 2005 increased slightly as compared to gross profit as a percentage of revenue in the comparable period of 2004. Gross profit as a percentage of revenue in the first quarter of 2005 was favorably impacted by a reduction of estimated customer incentives recorded in previous periods, partially offset by decreases in average selling prices. We expect our gross margins will decline in the second fiscal quarter of 2005 due to anticipated product mix changes and decreases in average selling prices. During the first quarter in 2005 and 2004, software license fee revenue contributed 0.5% and 0.6%, respectively, to our gross margin.

Research and Development

	Three Months Ended March 31,		% Change in 2005
	2005	2004
Research and development	$10,764	$9,725	11%
% of net revenue	26%	23%

The increase in research and development expenses was primarily due to increased compensation costs of $873,000 to support a 21% increase in the number of research and development personnel. Additionally, prototype costs, mask sets and reticles, and equipment expenses increased $220,000 in the three months ended March 31, 2005 over the same period in 2004, primarily resulting from increased chip development efforts in the three months ended March 31, 2005 as compared to the same period in 2004.

Sales and Marketing

	Three Months Ended March 31,		% Change in 2005
	2005	2004
Sales and marketing	$4,008	$3,501	14%
% of net revenue	10%	8%

The increase in sales and marketing expenses was primarily due to an increase in compensation costs of $317,000 related to a 25% increase in the number of sales and marketing personnel in the first quarter of 2005 as compared to the same period in 2004. Additionally, trade show costs, commissions to independent sales representatives and recruiting fees increased $273,000 during the three months ended March 31, 2005 as compared to the same period in 2004.

General and Administrative

	Three Months Ended March 31,		% Change in 2005
	2005	2004
General and administrative	$2,149	$2,230	(4)%
% of net revenue	5%	5%

The decrease in general and administrative expenses was primarily due to decreases in professional fees of $272,000 in the three months ended March 31, 2005 as compared to the same period in 2004. Professional fees were $677,000 during the first quarter of 2004 as compared to $404,000 in the same period in 2005, due to legal services performed related to patent filings and tax accounting fees.

Stock-Based Compensation

	Three Months Ended March 31,		% Change in 2005
	2005	2004
Stock-based compensation	$454	$1,116	(59)%
% of net revenue	1%	2%

We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering. At March 31, 2005, we had $1.6 million of deferred stock-based compensation remaining to be amortized.

Interest Income, Net

	Three Months Ended March 31,		% Change in 2005
	2005	2004
Interest income, net	$972	$153	535%
% of net revenue	2%	1%

During the three months ended March 31, 2005 we experienced increased interest income as compared to the same period in 2004, resulting from increased cash, cash equivalents and marketable securities, resulting from our initial public offering in February 2004 and working capital generated from operations.

Provision for Income Taxes

	Three Months Ended March 31,		% Change in 2005
	2005	2004
Provision for income taxes	$294	$233	26%
% of net revenue	(1)%	(1)%

Our effective tax rate was 15.0% and 8.9% for the three months ended March 31, 2005 and 2004, respectively, which reflects the utilization of net operating loss carryforwards. The provision for income taxes during the three months ended March 31, 2005 and 2004 consisted primarily of U.S. alternative minimum tax and non-U.S. income taxes. The increase in the effective tax rate for the three months ended March 31, 2005 was primarily due to higher net tax from foreign operations as compared to the same period in 2004.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2005, consisted of cash, cash equivalents and marketable securities of $158.9 million, and our revolving credit facility, under which $10 million was available to borrow.

Operating Activities: Our operating activities provided $4.2 million of cash for the three months ended March 31, 2005 as compared to $2.0 million for the three months ended March 31, 2004. Cash flow from operating activities for the three months ended March 31, 2005 resulted from net income of $1.7 million, an increase in our accounts payable balance of $4.6 million due to the timing of payments for inventory, and a decrease in accounts receivable of $1.7 million due to the timing of collections from our customers, partially offset by an increase in our inventory by $2.7 million, due to inventory growth to meet increased demand. Cash flow from operating activities for the three months ended March 31, 2004 resulted from net income of $2.4 million, an increase in accrued liabilities of $2.5 million due to an increase in accrued marketing development funds associated with increased revenues, an increase in accounts payable of $1.7 million related to increases in inventory, partially offset by an increase in inventory of $3.8 million due to an inventory rise to meet increased demand and an increase in accounts receivable of $2.6 million due to increased revenue and timing of customer payments.

Investing Activities. Our investing activities provided $5.9 million in the three months ended March 31, 2005, and used cash of $23.7 million in the three months ended March 31, 2004. Our investing activities primarily consisted of the purchase and maturities of marketable securities and purchases of property and equipment.

Capital expenditures were $367,000 and $656,000 for the three months ended March 31, 2005 and 2004, respectively. These expenditures primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth and the improvements required for our new corporate headquarters facility in the second quarter of 2005.

Financing Activities. Our financing activities provided cash of $921,000 and $127.4 million in the three months ended March 31, 2005 and 2004, respectively. The cash provided in 2005 primarily related to the issuance of common stock under our employee stock option and employee stock purchase plans. The cash provided in 2004 related to the net proceeds from our initial public offering of $133.2 million, partially offset by the repayment of $5.8 million in outstanding balances on our revolving credit facilities.

We expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development, but also in sales and marketing and general and administrative expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our long-term debt payments, operating lease payments and capital lease payments is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Form 10-K filed with the SEC on March 11, 2005.

In April 2005, we entered into an operating lease agreement related to a new corporate headquarters facility located in Santa Clara, California. The initial term of the lease is 61 months commencing June 2005. Future minimum lease payments under the operating lease are $5.8 million.

As of March 31, 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting For Nonmonetary Transactions, is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on our consolidated financial condition or results of operations.

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

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net results of operations and earnings per share if we had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, these pro forma effects should not be relied upon in determining the effects on net results of operations of adopting SFAS 123R as the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.

In April 2005, the effective date of SFAS 123R was deferred to our fiscal quarter beginning January 1, 2006. SFAS 123R requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options, that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

We have experienced significant growth in a short period of time. Our revenue has increased from $22.2 million in 2002, to $87.4 million in 2003 and $169.6 million in 2004. We do not expect similar revenue growth rates in future periods. For example, our revenue in the first quarter of 2005 of $41.2 million was lower than revenue in the fourth quarter of 2004 of $41.7 million and revenue in the first quarter of 2004 of $43.1 million. Growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

Although we have recently achieved profitability, we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue in the future to sustain profitability.

At March 31, 2005, we had an accumulated deficit of approximately $72.1 million. During 2003, we incurred $49.8 million in operating expenses and a net loss of $13.2 million. During 2004, we incurred operating expenses of $68.6 million and generated net income of $10.8 million. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes to maintain profitability. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

The products we develop and sell are used for high volume applications and are subject to rapid declines in average selling prices. While our average selling prices were sequentially flat in the most recent quarter, they have historically decreased significantly in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. Historically, we have been able to substantially offset reductions in our average selling prices with decreases in our product and operating costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross margins. While gross margins may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.

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

With the exception of our recently announced product for the PHS cellular handset market, all of our products introduced to date have been for use in wireless networking applications. Our strategy includes developing and introducing new products for use in applications other than wireless networking. Our future success will depend in part upon the success of any such products, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we have no experience in markets other than wireless networking, and may be unsuccessful in marketing and selling any products we develop. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter and the competitiveness of our products. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and harm our results of operations.

If our new product for the PHS cellular market is not successful, our future results will be harmed.

We recently introduced a new product for the PHS cellular handset market. Our future success will depend in part upon the success of this product, and we face a number of risks in connection with the product, including those described in the risk factors in this report. Since the product is newly developed, we may experience unforeseen defects in this product upon volume production and broad deployment. In addition, we have no experience in the cellular market, and may be unsuccessful in marketing and selling this product. Since the China PHS cellular market is dominated by a very small number of handset providers, we will rely on these providers for sales of our new product. If these providers are not successful in this market, or if they do not choose to incorporate our products into a significant number of their handsets, we will not be successful in selling our product. The market for cellular handset semiconductors is highly competitive and many of our competitors have substantially more experience in this market. There are a number of cellular technologies, some of which have technological advantages over PHS, and the market for PHS cellular may not continue to grow or remain a successful technology. If this product is not successful, our future growth would likely be limited and our future results harmed.

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

In the three months ended March 31, 2005, Cameo Communications, Inc., Hon-Hai Precision Industry, Alpha Networks, Inc. and Askey Computer Corporation accounted for 21%, 17%, 13% and 10% of our net revenue, respectively. In the year ended December 31, 2004, Hon-Hai Precision Industry, Askey Computer Corporation, Global Sun Technology Inc. and Alpha Networks, Inc. accounted for 23%, 17%, 11% and 10% of our net revenue, respectively. Some of our original equipment manufacturer customers are also original design manufacturer customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Our largest customers are typically original design manufacturers. Sales to our largest customers have fluctuated significantly from period to period primarily due to original equipment manufacturers that incorporate our products changing their designated original design manufacturer and the continued diversification of our original equipment manufacturer customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

The wireless communications market is characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we received several written notices or offers from our competitors and others claiming to have patent rights in certain technology and inviting us to license this technology and related patents that apply to the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking standards, including the 802.11b, 802.11g and 802.11a wireless standards as well as other technology and patents relevant to other standards related to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. None of these notices or offers to license has included an explicit threat of, or resulted in, litigation against us. While at least one of our customers has been sued by the holder of a patent related to 802.11b, 802.11g and 802.11a technology, none of these notices or offers to license has to date included an explicit threat of, or resulted in, litigation against us.

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

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia accounted for substantially all of our net revenue since 2003. Because many of our original design manufacturer customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

Taiwan Semiconductor Manufacturing Corporation and Semiconductor Manufacturing International Corporation, which manufacture our chipsets and perform substantially all of our assembly and testing facilities, are located in Asia. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong and elsewhere in Asia, and a research and development facility in India. The risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region or the Indian Ocean region, including Asia and Northern California, is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors, as well as other providers of these services. As a result of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. In addition, the tsunami in December 2004 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could reduce our overall results of operations. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used. The Federal Communications Commission, or the FCC, in the United States, as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks. We therefore rely on the FCC and international regulators to provide sufficient spectrum and usage rules. For example, countries such as China, Japan or Korea heavily regulate all aspects of their wireless communications industries, and may restrict spectrum allocation or usage, or may impose requirements that render our products or our customers’ products unmarketable in these jurisdictions. If this were to occur, it would make it difficult for us to sell our products in that region. In addition, some of our chipsets operate in the 5 gigahertz, or GHz, band, which is also used by government and commercial services such as military and commercial aviation. The FCC and European regulators have traditionally protected government uses of the 5GHz, bands by setting power limits and indoor and outdoor designation and requiring that wireless local area networking devices not interfere with other users of the band such as government and civilian satellite services. Changes in current laws or regulations, reversal of usage rights, or the imposition of new laws and regulations in the United States or elsewhere regarding the allocation and usage of the 5 GHz band on us, our customers or the industries in which we operate may materially and adversely impact the sale of our products and our business, financial condition and results of operations.

Rapidly changing standards could make our products obsolete, which would cause our operating results to suffer.

We design some of our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE has initiated working group proceedings directed at promulgating a new wireless local area networking standard, called 802.11n, that may be, or may be perceived by customers as being, superior to the standards with which our current products comply. If adoption of 802.11n and pre-802.11n products becomes widespread before we offer such products, we will lose customers and revenue and our business will be harmed.

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

Wireless networks currently operate in the 2.4 GHz or 5 GHz bands, within which there are a limited number of channels available for use. The increasing number of wireless devices and networks may overburden the frequency bands and overload the networks. Recent studies have predicted that congestion in the 2.4 GHz band could result from the increasing number of wireless devices using that band with limited channel availability. If this occurs, our customers or the industries in which we operate may be adversely affected because the networks become inoperable or because only a limited number of devices will be able to access the networks. In turn, we may experience a decrease in market demand for our products that would adversely impact our business and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of March 31, 2005, our investments were in money market funds, commercial paper, corporate notes, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of March 31, 2005, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our international operations is the U.S. dollar and as the local expenditures are denominated in the respective local currencies, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S dollars. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

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

From February 11, 2004, until March 31, 2005, we used the following net proceeds from the offering: In February 2004, we used $5.8 million of the net offering proceeds to repay debt owed to Silicon Valley Bank, and we have used a total of $7.4 million to fund working capital requirements. We continue to invest the remaining proceeds in short-term, investment grade, interest-bearing instruments.

(c) Not applicable

Item 6. Exhibits.

Exhibit Number	Description
10.1	Lease Agreement, dated as of April 8, 2005, between the Registrant and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005, and incorporated herein by reference).

10.2	Form of restricted stock agreement under 2004 Stock Incentive Plan.

10.3	Summary of 2005 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on March 23, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
Chief Executive Officer and President (Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
10.1	Lease Agreement, dated as of April 8, 2005, between the Registrant and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005, and incorporated herein by reference).

10.2	Form of restricted stock agreement under 2004 Stock Incentive Plan.

10.3	Summary of 2005 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on March 23, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.