Form 10-Q
period 2005-06-30
ATHEROS COMMUNICATIONS INC
filed 2005-08-12
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-50534

ATHEROS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0485570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5480 Great America Parkway, Santa Clara, CA 95054-3644

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

As of August 6, 2005, 49,155,917 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$60,675	$32,971
Marketable securities	103,455	121,514
Accounts receivable, net	27,135	29,750
Inventory	18,105	15,215
Prepaid expenses and other current assets	4,887	3,611

Total current assets	214,257	203,061
Property and equipment, net	4,845	2,757
Other assets	455	545

Total assets	$219,557	$206,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,979	$11,172
Deferred revenue	2,344	1,224
Other accrued liabilities	21,054	20,626

Total current liabilities	40,377	33,022

Other long-term liabilities	875	301
Commitments and contingencies
Stockholders’ equity:
Common stock	252,826	249,631
Deferred stock-based compensation	(1,749)	(2,484)
Accumulated deficit	(72,314)	(73,767)
Accumulated other comprehensive loss	(458)	(340)

Total stockholders’ equity	178,305	173,040

Total liabilities and stockholders’ equity	$219,557	$206,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$43,374	$46,593	$84,607	$89,692
Cost of goods sold (1)	25,329	23,347	48,196	47,415

Gross profit	18,045	23,246	36,411	42,277

Operating expenses:
Research and development (1)	11,700	10,496	22,464	20,221
Sales and marketing (1)	4,445	4,159	8,453	7,660
General and administrative (1)	2,424	2,063	4,573	4,293
Stock-based compensation	617	1,024	1,071	2,140

Total operating expenses	19,186	17,742	36,561	34,314

Income (loss) from operations	(1,141)	5,504	(150)	7,963
Interest income, net	1,126	470	2,098	623

Income (loss) before income taxes	(15)	5,974	1,948	8,586
Provision for income taxes	201	452	495	685

Net income (loss)	$(216)	$5,522	$1,453	$7,901

Basic net income (loss) per share	$0.00	$0.12	$0.03	$0.20

Shares used in computing basic net income (loss) per share	48,672	46,499	48,382	38,637

Diluted net income (loss) per share	$0.00	$0.10	$0.03	$0.15

Shares used in computing diluted net income (loss) per share	48,672	53,799	53,440	51,015

(1) Amounts exclude stock-based compensation, as follows:

Cost of goods sold	$23	$73	$49	$148
Research and development	431	356	599	720
Sales and marketing	19	253	107	510
General and administrative	144	342	316	762

	$617	$1,024	$1,071	$2,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,453	$7,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	764	1,060
Amortization of deferred stock-based compensation	1,071	2,140
Tax benefit on employee stock transactions	81	—
Change in assets and liabilities:
Accounts receivable	2,615	(9,622)
Inventory	(2,890)	(5,205)
Prepaid expenses and other current assets	(1,048)	(2,118)
Accounts payable	5,807	34
Deferred revenue	870	788
Other accrued liabilities	1,297	4,399

Net cash provided by (used in) operating activities	10,020	(623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,848)	(1,361)
Purchase of marketable securities	(31,928)	(123,431)
Maturities of marketable securities	49,869	21,365
Other assets	(135)	1,186

Net cash provided by (used in) investing activities	14,958	(102,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of repurchase	2,771	133,962
Repayment of short-term borrowings	—	(4,000)
Repayment of debt and capital lease obligations	(45)	(2,444)

Net cash provided by financing activities	2,726	127,518

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,704	24,654
CASH AND CASH EQUIVALENTS, Beginning of period	32,971	13,615

CASH AND CASH EQUIVALENTS, End of period	$60,675	$38,269

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004 included in its annual report on Form 10-K, as filed on March 11, 2005 with the SEC. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future periods.

2. Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(216)	$5,522	$1,453	$7,901
Other comprehensive income (loss):
Change in unrealized loss on investments	182	(153)	(118)	(149)

Total comprehensive income (loss)	$(34)	$5,369	$1,335	$7,752

3. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2004. The Company’s significant accounting policies have not changed during the three and six month periods ended June 30, 2005.

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

The Company amortizes deferred stock-based compensation using the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Had compensation expense been determined based on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(216)	$5,522	$1,453	$7,901
Add: total stock-based employee compensation included in reported net income (loss)	617	1,024	1,071	2,140
Less: total stock-based compensation determined under the fair value based method for all awards	(2,823)	(2,128)	(4,834)	(3,895)

Pro forma net income (loss)	$(2,422)	$4,418	$(2,310)	$6,146

Basic net income (loss) per share as reported	$0.00	$0.12	$0.03	$0.20

Diluted net income (loss) per share as reported	$0.00	$0.10	$0.03	$0.15

Pro forma basic net income (loss) per share	$(0.05)	$0.10	$(0.05)	$0.16

Pro forma diluted net income (loss) per share	$(0.05)	$0.08	$(0.05)	$0.12

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Estimated life (in years)	4.0	4.4	4.0	4.7
Risk-free interest rate	3.7%	3.7%	3.7%	3.3%
Expected dividends	—	—	—	—
Volatility	60%	80%	62%	80%

Due to the subjective nature of the assumptions used in the Black-Scholes model, the pro forma net income (loss) and net income (loss) per share disclosures may not reflect the associated fair value of the outstanding options.

Because the Company’s common stock had recently become publicly traded, its historical data on the volatility of its common stock as of June 30, 2004 was limited. Therefore, the Company estimated volatility based on the average volatilities of similar entities. For the period ended June 30, 2005, the Company estimated volatility based on considerations of the implied volatility of similar options traded on the open market and the average volatilities of similar entities.

Product Warranty – The Company generally provides a warranty on its products for a period of one year, however, it may be longer for certain customers. Accordingly, the Company provides for the warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If the actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of sales may be required in future periods. Components of the accrual for warranty costs are as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Beginning balance	$1,023	$578
Additions related to current period sales	769	651
Warranty costs incurred in the current period	(338)	(20)
Adjustments to accruals related to prior period sales	(385)	(190)

Ending balance	$1,069	$1,019

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Inventory

Inventory consists of (in thousands):

	June 30, 2005	December 31, 2004
Finished goods	$5,922	$4,442
Work-in-process	10,550	8,283
Raw materials	1,633	2,490

Total	$18,105	$15,215

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	June 30, 2005	December 31, 2004
Accrued customer incentives	$10,283	$10,388
Accrued compensation and benefits	3,263	3,923
Other liabilities	7,508	6,315

Total	$21,054	$20,626

6. Short and Long-Term Debt

Bank Loan and Security Agreement

In March 2005, the Company amended its existing loan agreement (the “Agreement”) with a bank. The Agreement allows the Company to finance up to $10,000,000 of working capital requirements. Borrowings under the Agreement are secured by all of the tangible assets of the Company. The Agreement contains financial covenants related to cash and cash equivalents and marketable securities on hand, as well as other non-financial covenants. Interest on borrowings under the working capital line is payable monthly and is calculated at the bank’s prime rate (6.25% at June 30, 2005). Borrowings under the line are due in March 2006, or earlier as required by borrowing limits defined in the Agreement. No balances were outstanding as of June 30, 2005 under the Agreement.

7. Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) (numerator)	$(216)	$5,522	$1,453	$7,901

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	48,877	46,872	48,559	39,067
Weighted average shares subject to repurchase	(205)	(373)	(177)	(430)

Shares used to calculate basic net income (loss) per share	48,672	46,499	48,382	38,637
Effect of dilutive securities:
Common stock options and warrants	—	6,927	4,881	6,625
Shares subject to repurchase	—	373	177	430
Convertible preferred stock	—	—	—	5,323

Shares used to calculate diluted net income (loss) per share	48,672	53,799	53,440	51,015

Basic net income (loss) per share	$0.00	$0.12	$0.03	$0.20

Diluted net income (loss) per share	$0.00	$0.10	$0.03	$0.15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income (loss) per share amounts. The common stock equivalents related to options and warrants to purchase 1.2 million and 113,000 shares of the Company’s common stock were excluded from the net income (loss) per share calculation in the periods ended June 30, 2005 and 2004, respectively, as their effect would have been antidilutive.

8. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Taiwan	75%	87%	77%	89%
United States	3	1	4	—
Other	22	12	19	11

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Alpha Networks, Inc.	16%	*	15%	*
Cameo Communications, Inc. (formerly Global Sun Technology Inc.)	14	15%	17	11%
Hon-Hai Precision Industry	13	30	15	32
Askey Computer Corporation	12	17	11	16

Customers representing greater than 10% of net accounts receivable are as follows:

	June 30, 2005	December 31, 2004
Alpha Networks, Inc.	15%	12%
Askey Computer Corporation	14	25
Cameo Communications, Inc. (formerly Global Sun Technology Inc.)	12	11
Hon-Hai Precision Industry	11	13
Gemtek Technology Co., Ltd	*	11

*	less than 10% in the applicable period.

9. Lease Commitments

In April 2005, the Company entered into an operating lease agreement related to its corporate headquarters facility located in Santa Clara, California. The initial term of the lease is 61 months commencing July 2005. Future minimum lease payments under the operating lease are $5.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Recent Accounting Pronouncements

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

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net results of operations and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above in note 3. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, these pro forma effects should not be relied upon in determining the effects on net results of operations of adopting SFAS 123R as the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the implementation of SFAS 123R. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our average selling prices, the growth of our business, the market for our products and our market share, our strategy regarding new markets, our customer concentration, our participation in wireless standards bodies and the effects of the adoption of standards, our revenue and sources of revenue, our sales and revenue to customers in Asia, our expenses and cost of goods sold, our accounts receivable balance, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, the adequacy of our internal controls, our intellectual property, market risk sensitive instruments, potential legal proceedings, our critical accounting policies and estimates, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Fujitsu, Hewlett-Packard, Lenovo, Samsung, and Toshiba and networking equipment manufacturers, including Cisco Systems, D-Link, NEC AT, and NETGEAR, and consumer electronic customers.

In addition, during the three months ended June 30, 2005, we began shipments of our first cellular solution for Personal Access Systems, or PAS, also referred to as Personal Handyphone Systems, or PHS, consisting of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex, or TDMA-TDD, technology operating at 1.9 GHz providing high quality voice, advanced data services and long battery life.

Net Revenue. Our revenue is derived primarily from the sale of WLAN chipset products and PAS chip solutions and, to a much lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access point, cardbus, handsets and integrated client card products. Some OEMs directly purchase chipsets from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM may provide products based on our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

In the six months ended June 30, 2005, Cameo Communications, Inc. (formerly Global Sun Technology Inc), Alpha Networks, Inc., Hon-Hai Precision Industry, and Askey Computer Corporation accounted for 17%, 15%, 15% and 11% of our net revenue, respectively. In the six months ended June 30, 2004, Hon-Hai Precision Industry, Askey Computer Corporation and Cameo Communications, Inc. accounted for 32%, 16% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small list of ODM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 95% and 99% of net revenue for the six months ended June 30, 2005 and 2004, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Research and Development. Research and development expense relates primarily to compensation and associated costs related to development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation, depreciation expense and allocated occupancy costs. All research and development costs are expensed as incurred. We expect our research and development costs to increase in absolute dollars as we invest to develop new products to be competitive and address new markets in the future.

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

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees and banking fees, charges related to allowance for doubtful accounts and allocated occupancy costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business and to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Stock-Based Compensation. In connection with the grant of stock options and the issuance of restricted stock, we have recorded an aggregate of $9.3 million in stock-based compensation through June 30, 2005. These awards were considered compensatory because the fair market value of our stock on the date of grant was greater than the exercise price. As of June 30, 2005, we had an aggregate of $1.7 million in stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related option and warrant, which is generally four to five years using the graded vesting method. This deferred stock-based compensation balance will be amortized as follows, assuming no forfeiture of awards: $792,000 during the remaining two quarters of 2005; $778,000 during 2006; $168,000 during 2007; and $11,000 during 2008.

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

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between the company and our customers. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual claims submitted by the customers differ significantly from the original estimates, which may have the effect of increasing or decreasing net revenue and gross profit as a percentage of revenue in a particular period.

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

Stock Options. We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, which require that we disclose our pro forma net income (loss) and net income (loss) per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 3 of our unaudited condensed financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	58	50	57	53

Gross profit	42	50	43	47
Operating expenses:
Research and development	27	23	27	23
Sales and marketing	10	9	10	8
General and administrative	6	4	5	5
Stock-based compensation	1	2	1	2

Total operating expenses	44	38	43	38

Income (loss) from operations	(2)	12	0	9
Interest income, net	2	1	2	1
Provision for income taxes	0	(1)	0	(1)

Net income (loss)	0%	12%	2%	9%

Comparison of Three and Six Months Ended June 30, 2005 and 2004

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Net revenue	$43,374	$46,593	(7)%	$84,607	$89,692	(6)%

The decrease in net revenue for each of the three and six months ended June 30, 2005 as compared to the same periods in 2004 was due to lower average selling prices of our products as we competitively priced our chipsets to aggressively pursue market opportunities, and increased shipments of our single chip solutions which we began shipping in the second quarter of 2004. Our single chip solutions are generally priced lower than the combined average selling prices of our multi-chip solutions. Single chip solutions represented 37% and 3% of net revenue for the three months ended June 30, 2005 and 2004, respectively, and 33% and 1% of net revenue for the six months ended June 30, 2005 and 2004, respectively. As a result, net revenue decreased, while the total number of chipsets shipped increased to approximately 5.7 million from approximately 3.8 million in the three months ended June 30, 2005 and 2004, respectively, and increased to approximately 10.4 million from approximately 7.0 million for the six months ended June 30, 2005 and 2004, respectively.

Gross Profit

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Gross profit	$18,045	$23,246	(22)%	$36,411	$42,277	(14)%
% of net revenue	42%	50%		43%	47%

Gross profit as a percentage of revenue in each of the three and six months ended June 30, 2005 decreased as compared to gross profit as a percentage of revenue in the comparable periods of 2004, primarily due to a decline in average selling prices of our products over the respective periods, which was partially offset by a decrease in our product costs over the respective periods.

Research and Development

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Research and development	$11,700	$10,496	11%	$22,464	$20,221	11%
% of net revenue	27%	23%		27%	23%

The increase in research and development expenses during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 was primarily due to increased payroll related costs of $714,000 to support a 23% increase in the number of research and development personnel over the respective periods. Additionally, prototype costs, mask sets and reticles, equipment and consulting expenses increased $642,000 in the three months ended June 30, 2005 over the same period in 2004, primarily resulting from increased chip development efforts for new and existing markets and to further expand our revenue base in future periods.

The increase in research and development expenses during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 was primarily due to increased payroll related costs of $1.5 million to support a 23% increase in the number of research and development personnel, over the respective periods. Additionally, prototype costs, mask sets and reticles, equipment and consulting expenses increased $788,000 in the six months ended June 30, 2005 over the same period in 2004, primarily resulting from increased chip development efforts for new and existing markets and to further expand our revenue base in future periods.

Sales and Marketing

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Sales and marketing	$4,445	$4,159	7%	$8,453	$7,660	10%
% of net revenue	10%	9%		10%	8%

The increase in sales and marketing expenses during the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to an increase in payroll related costs of $295,000 related to a 29% increase in the number of sales and marketing personnel over the respective periods. Additionally, consulting and trade show costs increased $140,000. The increases were partially offset by a $147,000 decrease in commissions to independent sales representatives.

The increase in sales and marketing expenses during the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to an increase in payroll related costs of $612,000 related to a 29% increase in the number of sales and marketing personnel over the respective periods. Additionally, trade show, recruiting and consulting costs increased $419,000, partially offset by a decrease in independent sales representative commissions and travel expenses of $204,000 during the six months ended June 30, 2005 as compared to the same period in 2004.

General and Administrative

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
General and administrative	$2,424	$2,063	17%	$4,573	$4,293	7%
% of net revenue	6%	4%		5%	5%

The increase in general and administrative expenses during the three months ended June 30, 2005 as compared to the same period in 2004 was due to an increase in payroll related costs of $180,000 related to a 35% increase in the number of general and administrative personnel over the respective periods. Additionally, consulting and professional fees increased $423,000, primarily due to compliance requirements of the Sarbanes Oxley Act of 2002, partially offset by a decrease in bank fees of $70,000 in the three months ended June 30, 2005 as compared to the same period in 2004.

The increase in general and administrative expenses during the six months ended June 30, 2005 as compared to the same period in 2004 was due to an increase in payroll related costs of $352,000 related to a 35% increase in the number of general and administrative personnel over the respective periods and increased consulting expenses of $360,000, partially offset by a decrease in bank fees of $192,000 in the six months ended June 30, 2005 as compared to the same period in 2004.

Stock-Based Compensation

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Stock-based compensation	$617	$1,024	(40)%	$1,071	$2,140	(50)%
% of net revenue	1%	2%		1%	2%

We have recorded deferred stock-based compensation in connection with the grant of stock options and restricted stock to our employees and directors. At June 30, 2005, we had $1.7 million of deferred stock-based and restricted stock compensation remaining to be amortized.

Interest Income, Net

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Interest income, net	$1,126	$470	140%	$2,098	$623	237%
% of net revenue	2%	1%		2%	1%

During the three and six months ended June 30, 2005 we experienced increased interest income as compared to the same periods in 2004, primarily due to increased cash, cash equivalents and marketable securities, resulting from our initial public offering in February 2004 and cash generated from operations. In addition, yields achieved on our investment portfolio have increased in the three and six months ended June 30, 2005 as compared to the similar periods within 2004.

Provision for Income Taxes

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$201	$452	(56)%	$495	$685	(28)%
% of net revenue	0%	(1)%		(1)%	(1)%

The provision for income taxes during the three and six month periods ended June 30, 2005 and 2004 consisted primarily of U.S. alternative minimum tax and non-U.S. income taxes. The decreases in the tax provisions over the comparative periods were due to decreased income amounts.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2005, consisted of cash, cash equivalents and marketable securities of $164.1 million, and our revolving credit facility, under which $10 million was available to borrow.

Operating Activities: Our operating activities provided $10.0 million of cash for the six months ended June 30, 2005 as compared to $623,000 used in the six months ended June 30, 2004. Cash flow from operating activities for the six months ended June 30, 2005 resulted from net income of $1.5 million, an increase in our accounts payable balance of $5.8 million due to the timing of payments for inventory, a decrease in accounts receivable of $2.6 million due to the timing of collections from our customers, an increase in other accrued liabilities of $1.3 million due to increased commissions to independent sales representatives and an increase in deferred revenue of $870,000 due to additional customer agreements signed during the period requiring partial upfront payment, partially offset by an increase in our inventory by $2.9 million due to inventory growth to meet increased demand. Cash utilized in operating activities for the six months ended June 30, 2004 resulted from an increase in accounts receivable of $9.6 million due to the timing of collections from our customers, an increase in inventory of $5.2 million to meet increased demand, an increase in prepaid expenses and other assets of $2.1 million as we licensed additional computer aided design software tools to support our incremental headcount and product development, partially offset by net income of $7.9 million, an increase in accrued liabilities of $4.4 million due to an increase in accrued marketing development funds associated with increased revenues, amortization of deferred stock compensation of $2.1 million, depreciation and amortization expense of $1.1 million and an increase in deferred revenue of $788,000 due to additional customer agreements signed during the period requiring partial upfront payment.

Investing Activities. Our investing activities provided $15.0 million in the six months ended June 30, 2005, and used cash of $102.2 million in the six months ended June 30, 2004. Our investing activities primarily consisted of the purchase and maturities of marketable securities and purchases of property and equipment.

Capital expenditures were $2.8 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. The capital expenditures within the six month period ended June 30, 2005, primarily consisted of leasehold improvements for our new corporate headquarters and computer and test equipment purchases. The capital expenditures within the six month period ended June 30, 2004, primarily consisted of computer and test equipment purchases . We anticipate that further capital expenditures will be required to support future growth and leasehold improvements for our facilities in Santa Clara, Taiwan, China and India in the third quarter of 2005.

Financing Activities. Our financing activities provided cash of $2.7 million and $127.5 million in the six months ended June 30, 2005 and 2004, respectively. The cash provided in 2005 primarily related to the issuance of common stock under our employee stock option and employee stock purchase plans. The cash provided in 2004 related to the net proceeds from our initial public offering of $133.2 million, partially offset by the repayment of $6.4 million in outstanding balances on our revolving credit facilities.

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

In April 2005, we entered into an operating lease agreement related to our corporate headquarters facility located in Santa Clara, California. The initial term of the lease is 61 months commencing July 2005. Future minimum lease payments under the operating lease are $5.8 million.

As of June 30, 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the implementation of FAS 123R. We will apply the principles of SAB 107 in conjunction with our adoption of FAS 123R.

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

We have experienced significant growth in a short period of time. Our revenue has increased from $22.2 million in 2002, to $87.4 million in 2003 and $169.6 million in 2004. We do not expect similar revenue growth rates in future periods. For example, our revenue of $84.6 million in the six month period ended June 30, 2005 was lower than revenue in the comparable period of 2004 of $89.7 million. Growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

Although we achieved profitability in past quarters, we have incurred a loss in the most recent ended quarter, and we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue in the future to sustain profitability.

At June 30, 2005, we had an accumulated deficit of approximately $72.3 million. During the six month period ended June 30, 2005, we incurred $36.6 million in operating expenses and generated net income of $1.5 million. During 2004, we incurred operating expenses of $68.6 million and generated net income of $10.8 million. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes to maintain profitability. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

The products we develop and sell are used for high volume applications and are subject to rapid declines in average selling prices. The average selling prices have historically decreased significantly in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. Historically, we have generally been able to substantially offset reductions in our average selling prices with decreases in our product costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross profit. While gross profit may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.

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

With the exception of our new product for the PAS cellular handset market, all of our products introduced to date have been for use in wireless networking applications. Our strategy includes developing and introducing new products for use in applications other than wireless networking. Our future success will depend in part upon the success of any such products, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we have no experience in markets other than wireless networking, and may be unsuccessful in marketing and selling any products we develop. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter and the competitiveness of our products. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and harm our results of operations.

If our new product for the PAS cellular market is not successful, our future results will be harmed.

We recently introduced a new product for the PAS cellular handset market and commenced shipments in the second quarter of 2005. Our future success will depend in part upon the success of this product, and we face a number of risks in connection with the product, including those described in the risk factors in this report. Since the product is newly developed, we may experience unforeseen defects in this product upon volume production and broad deployment. In addition, we have no experience in the cellular market, and may be unsuccessful in marketing and selling this product. The China PAS cellular market is dominated by a very small number of handset providers and we will rely on these providers for sales of our new product. If these providers are not successful in this market, or if they do not choose to incorporate our products into a significant number of their handsets, we will not be successful in selling our product. The market for cellular handset semiconductors is highly competitive and many of our competitors have substantially more experience in this market. There are a number of cellular technologies, some of which have technological advantages over PAS, and the market for PAS cellular may not continue to grow or remain a successful technology. If this product is not successful, our future growth would likely be limited and our future results harmed.

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

In the six month period ended June 30, 2005 Cameo Communications, Inc. (formerly Global Sun Technology Inc.), Alpha Networks, Inc., Hon-Hai Precision Industry and Askey Computer Corporation accounted for 17%, 15%, 15% and 11% of our net revenue, respectively. In the year ended December 31, 2004, Hon-Hai Precision Industry, Askey Computer Corporation, Global Sun Technology Inc. and Alpha Networks, Inc. accounted for 23%, 17%, 11% and 10% of our net revenue, respectively. Some of our original equipment manufacturer customers are also original design manufacturer customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Our largest customers are typically original design manufacturers. Sales to our largest customers have fluctuated significantly from period to period primarily due to original equipment manufacturers that incorporate our products changing their designated original design manufacturer and the continued diversification of our original equipment manufacturer customer base in our current markets.

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

We do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We rely on Taiwan Semiconductor Manufacturing Corporation in Taiwan and Semiconductor Manufacturing International Corporation in Shanghai, China to produce all of our chips. We also rely on Amkor Technology, Inc. in China and Korea, ASAT Holdings Limited in China and Hong Kong, Siliconware Precision Industries Co., Ltd. in Taiwan, STATS ChipPAC Limited in Singapore and other third-party assembly and test subcontractors to assemble, package and test our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

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

The wireless communications market is characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we received several written notices or offers from our competitors and others claiming to have patent rights in certain technology and inviting us to license this technology and related patents that apply to the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking standards, including the 802.11b, 802.11g and 802.11a wireless standards as well as other technology and patents relevant to other standards related to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded, or are in the process of responding, directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. While at least one of our customers has been sued by the holder of a patent related to 802.11b, 802.11g and 802.11a technology, none of these notices or offers to license has resulted in litigation against us.

Questions of infringement in the wireless communications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. If litigation were to be filed against us in connection with an offer to license technology or claims of infringement, our business could be harmed. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

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

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia have accounted for substantially all of our net revenue since 2003. Because many of our original design manufacturer customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and China and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

Our headquarters are located in California, and we have sales offices in Japan and elsewhere in Asia, and research and development facilities in India and China. Our third-party foundries and subcontractors are concentrated in Asia and elsewhere in the Pacific Rim. These areas are subject to significant weather and earthquake-related risks. Any disruption to the operations of these offices, foundries and subcontractors resulting from typhoons, earthquakes or other natural disasters could cause significant delays in the production, shipment and sales of our products.

Taiwan Semiconductor Manufacturing Corporation and Semiconductor Manufacturing International Corporation, which manufacture our chipsets and subcontractors which perform substantially all of our assembly and testing are located in Asia. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong, China and elsewhere in Asia, and research and development facilities in India and China. These areas are subject to typhoons, and the risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region or the Indian Ocean region, including Asia and Northern California, is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors, as well as other providers of these services. As a result of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. In addition, a tsunami in December 2004 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could reduce our overall results of operations. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

We design some of our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE has initiated working group proceedings directed at promulgating a new wireless local area networking standard, called 802.11n, that may be, or may be perceived by customers as being, superior to the standards with which our current products comply. If adoption of 802.11n products becomes widespread before we offer such products, we will lose customers and revenue and our business will be harmed.

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

Economic growth in the United States and international markets has slowed significantly and the United States economy has recently been in a recession. The timing of a full economic recovery is uncertain. In addition, the terrorist attacks in the United States and elsewhere, the continued presence of United States military forces in Iraq, and turmoil in the Middle East have contributed to the uncertainty in the United States economy and may lead to a decline in economic conditions, both domestically and internationally. Further terrorist acts and similar events, or additional wars in general, could contribute further to a slowdown of the market demand for goods and services, including demand for our products. If the economy declines as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of June 30, 2005, our investments were in money market funds, commercial paper, corporate notes, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of June 30, 2005, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the three months ended June 30, 2005 (in thousands, except per share data):

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: April 1-30	—		—	—	—
Month #2: May 1-31	12,297	(1)	$1.83	—	—
Month #3: June 1-30	—		—	—	—
Total	12,297	(1)	$1.83	—	—

(1)	These shares had been purchased from us by an employee pursuant to the exercise of stock options and were unvested shares under the terms of the stock option agreement between us and the employee. We repurchased the shares from the employee upon the employee’s termination of employment with us pursuant to our right to repurchase unvested shares at the original exercise price under our 1998 Stock Incentive Plan and the stock option agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

The Atheros Communications, Inc. annual meeting of stockholders was held on May 24, 2005. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of two (2) Class II directors to serve for a three-year term until the 2008 annual meeting of stockholders. The results of the voting were as follows:

a. Forest Baskett

Number of shares voted FOR	43,969,618
Number of shares WITHHOLDING AUTHORITY	1,385,110

b. Teresa H. Meng

Number of shares voted FOR	44,860,067
Number of shares WITHHOLDING AUTHORITY	494,661

The other directors whose terms of office as directors have continued after the annual meeting are:

Craig H. Barratt, John L. Hennessy, Marshall L. Mohr and Andrew S. Rappaport.

2. Ratification of the appointment of Deloitte & Touche LLP, as the independent registered public accounting firm of Atheros Communications, Inc. for the fiscal year ending December 31, 2005. The results of the voting were as follows:

Number of shares voted FOR	44,496,083
Number of shares voted AGAINST	844,740
Number of shares ABSTAINING	13,905
Number of Broker Non-Votes	—

Item 6. Exhibits.

Exhibit Number	Description
10.1	Lease Agreement, dated as of April 8, 2005, between the Registrant and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005, and incorporated herein by reference).

10.2	Offer letter, dated July 4, 2005, by and between the Registrant and Todd Antes.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
Chief Executive Officer and President
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
10.1	Lease Agreement, dated as of April 8, 2005, between the Registrant and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2005, and incorporated herein by reference).

10.2	Offer letter, dated July 4, 2005, by and between the Registrant and Todd Antes.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.