Form 10-Q
period 2005-09-30
ATHEROS COMMUNICATIONS INC
filed 2005-11-10
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2005, 49,477,735 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$63,410	$32,971
Marketable securities	101,167	121,514
Accounts receivable, net	29,522	29,750
Inventory	21,685	15,215
Prepaid expenses and other current assets	4,842	3,611

Total current assets	220,626	203,061
Property and equipment, net	5,260	2,757
Other assets	583	545

Total assets	$226,469	$206,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,200	$11,172
Deferred revenue	2,516	1,224
Accrued liabilities	22,240	20,626

Total current liabilities	43,956	33,022

Other long-term liabilities	1,139	301
Commitments and contingencies
Stockholders’ equity:
Common stock	253,347	249,631
Deferred stock-based compensation	(1,281)	(2,484)
Accumulated deficit	(70,162)	(73,767)
Accumulated other comprehensive loss	(530)	(340)

Total stockholders’ equity	181,374	173,040

Total liabilities and stockholders’ equity	$226,469	$206,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$45,800	$38,262	$130,407	$127,954
Cost of goods sold (1)	25,893	20,800	74,089	68,215

Gross profit	19,907	17,462	56,318	59,739

Operating expenses:
Research and development (1)	11,657	10,404	34,121	30,625
Sales and marketing (1)	4,262	3,824	12,715	11,484
General and administrative (1)	2,627	2,139	7,200	6,432
Stock-based compensation	441	918	1,512	3,058

Total operating expenses	18,987	17,285	55,548	51,599

Income from operations	920	177	770	8,140
Interest income, net	1,262	658	3,360	1,281

Income before income taxes	2,182	835	4,130	9,421
Provision for income taxes	30	68	525	753

Net income	$2,152	$767	$3,605	$8,668

Basic net income per share	$0.04	$0.02	$0.07	$0.21

Shares used in computing basic net income per share	48,984	46,762	48,582	41,345

Diluted net income per share	$0.04	$0.01	$0.07	$0.17

Shares used in computing diluted net income per share	53,617	52,428	53,499	51,486

(1)	Amounts exclude stock-based compensation, as follows:

Cost of goods sold	$20	$57	$69	$205
Research and development	286	296	885	1,016
Sales and marketing	14	239	121	749
General and administrative	121	326	437	1,088

	$441	$918	$1,512	$3,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,605	$8,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,281	1,455
Amortization of deferred stock-based compensation	1,512	3,081
Tax benefit on employee stock transactions	88	—
Change in assets and liabilities:
Accounts receivable	228	(17,007)
Inventory	(6,470)	(8,392)
Prepaid expenses and other assets	(1,137)	(2,530)
Accounts payable	7,477	(283)
Deferred revenue	1,042	830
Accrued and other liabilities	2,680	8,948

Net cash provided by (used in) operating activities	10,306	(5,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,156)	(1,919)
Purchase of marketable securities	(62,504)	(189,108)
Maturities of marketable securities	82,661	89,975
Other assets	(129)	1,186

Net cash provided by (used in) investing activities	16,872	(99,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of repurchase	3,312	134,234
Repayment of short-term borrowings	—	(4,000)
Repayment of debt and capital lease obligations	(51)	(2,483)

Net cash provided by financing activities	3,261	127,751

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,439	22,655
CASH AND CASH EQUIVALENTS, Beginning of period	32,971	13,615

CASH AND CASH EQUIVALENTS, End of period	$63,410	$36,270

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004 included in its annual report on Form 10-K, as filed on March 11, 2005 with the SEC. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future periods.

2. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,152	$767	$3,605	$8,668
Other comprehensive income (loss):
Change in unrealized loss on investments	(72)	36	(190)	(113)

Total comprehensive income	$2,080	$803	$3,415	$8,555

3. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2004. The Company’s significant accounting policies have not changed during the three and nine month periods ended September 30, 2005.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$2,152	$767	$3,605	$8,668
Add: total stock-based employee compensation included in reported net income	441	918	1,512	3,058
Less: total stock-based compensation determined under the fair value based method for all awards	(2,611)	(2,414)	(7,445)	(6,309)

Pro forma net income (loss)	$(18)	$(729)	$(2,328)	$5,417

Basic net income per share as reported	$0.04	$0.02	$0.07	$0.21

Diluted net income per share as reported	$0.04	$0.01	$0.07	$0.17

Pro forma basic net income (loss) per share	$0.00	$(0.02)	$(0.05)	$0.13

Pro forma diluted net income (loss) per share	$0.00	$(0.02)	$(0.05)	$0.11

Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted subsequent to November 26, 2003 were valued using the Black-Scholes valuation model, with volatility assumptions as discussed below. The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Estimated life (in years)	4.0	4.5	4.0	4.6
Risk-free interest rate	4.1%	3.4%	3.9%	3.4%
Expected dividends	—	—	—	—
Volatility	60%	80%	61%	80%

Due to the subjective nature of the assumptions used in the Black-Scholes model, the pro forma net income (loss) and net income per share disclosures may not reflect the associated fair value of the outstanding options.

Because the Company’s common stock had recently become publicly traded, its historical data on the volatility of its common stock as of September 30, 2004 was limited. Therefore, the Company estimated volatility based on the average volatilities of similar entities. For the period ended September 30, 2005, the Company estimated volatility based on considerations of the implied volatility of similar options to purchase the Company’s common stock traded on the open market and the average volatilities of similar entities.

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

	Nine Months Ended September 30,
	2005	2004
Beginning balance	$1,023	$578
Additions related to current period sales	1,118	960
Warranty costs incurred in the current period	(261)	(153)
Adjustments to accruals related to prior period sales	(587)	(367)

Ending balance	$1,293	$1,018

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Inventory

Inventory consists of (in thousands):

	September 30, 2005	December 31, 2004
Finished goods	$10,660	$4,442
Work-in-process	8,950	8,283
Raw materials	2,075	2,490

Total	$21,685	$15,215

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2005	December 31, 2004
Accrued customer incentives	$9,024	$10,388
Accrued compensation and benefits	4,608	3,923
Other accrued liabilities	8,608	6,315

Total	$22,240	$20,626

6. Short and Long-Term Debt

Bank Loan and Security Agreement

In March 2005, the Company amended its existing loan agreement (the “Agreement”) with a bank. The Agreement allows the Company to finance up to $10,000,000 of working capital requirements. Borrowings under the Agreement are secured by all of the tangible assets of the Company. The Agreement contains financial covenants related to cash and cash equivalents and marketable securities on hand, as well as other non-financial covenants. Interest on borrowings under the working capital line is payable monthly and is calculated at the bank’s prime rate (6.75% at September 30, 2005). Borrowings under the line are due in March 2006, or earlier as required by borrowing limits defined in the Agreement. No balances were outstanding as of September 30, 2005 under the Agreement.

7. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (numerator)	$2,152	$767	$3,605	$8,668

Denominator for basic net income per share:
Weighted average shares outstanding	49,160	47,040	48,759	41,724
Weighted average shares subject to repurchase	(176)	(278)	(177)	(379)

Shares used to calculate basic net income per share	48,984	46,762	48,582	41,345
Effect of dilutive securities:
Common stock options and warrants	4,457	5,388	4,740	6,213
Shares subject to repurchase	176	278	177	379
Convertible preferred stock	—	—	—	3,549

Shares used to calculate diluted net income per share	53,617	52,428	53,499	51,486

Basic net income per share	$0.04	$0.02	$0.07	$0.21

Diluted net income per share	$0.04	$0.01	$0.07	$0.17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options and warrants to purchase 1,260,000 and 1,041,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three month periods ended September 30, 2005 and 2004, respectively, as their effect would have been antidilutive. The common stock equivalents related to options and warrants to purchase 1,255,000 and 422,000 shares of the Company’s common stock were excluded from the net income per share calculation in the nine month periods ended September 30, 2005 and 2004, respectively, as their effect would have been antidilutive.

8. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Taiwan	70%	81%	74%	86%
China	13	1	8	—
United States	1	1	4	1
Other	16	17	14	13

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Hon-Hai Precision Industry	15%	12%	15%	26%
Alpha Networks, Inc.	15	11	15	*
Askey Computer Corporation	12	15	11	16
Gemtek Technology Co. Ltd	*	15	*	*
Cameo Communications, Inc. (formerly Global Sun Technology Inc.)	*	13	14	12

Customers representing greater than 10% of net accounts receivable are as follows:

	September 30, 2005	December 31, 2004
Hon-Hai Precision Industry	15%	13%
Alpha Networks, Inc.	15	12
Askey Computer Corporation	13	25
Gemtek Technology Co. Ltd	*	19
Cameo Communications, Inc. (formerly Global Sun Technology Inc.)	*	18

*	less than 10% in the applicable period.

9. Lease Commitments

In April 2005, the Company entered into an operating lease agreement related to its corporate headquarters facility located in Santa Clara, California. The initial term of the lease is 61 months commencing July 2005. Future minimum lease payments under the operating lease are $5.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs - an amendment to ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 would have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29, Accounting For Nonmonetary Transactions (“APB 29”), is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period.

The Company has not yet quantified the effects of the adoption of SFAS 123(R), but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net results of operations and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed above in Note 3. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123(R), these pro forma effects should not be relied upon in determining the effects on net results of operations of adopting SFAS 123(R) as the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123(R).

In April 2005, the SEC issued a new rule requiring that SFAS 123(R) be effective for annual periods, as opposed to interim periods, beginning after June 15, 2005. The Company is required to adopt SFAS 123(R) beginning in the first quarter of 2006. SFAS 123(R) allows for two transition alternatives, the Modified Prospective Application Method and the Retrospective Application Method of recognition of compensation expense related to share-based payments. The Company is currently evaluating these transition alternatives.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 includes interpretive guidance for the implementation of SFAS No. 123(R). The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the new standard does not change the transition provisions of any existing accounting pronouncements. The Company’s consolidated financial position and results of operations would only be impacted following the adoption of SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our average selling prices, the growth of our business, demand for our products, the market for our products and our market share, our strategy regarding new markets, acquisitions or investments, our customer concentration, our participation in wireless standards bodies and the effects of the adoption of standards, our products’ compliance with industry standards, product development, our development efforts for new and existing markets and to expand our revenue base, our revenue and sources of revenue, our sales and revenue to customers in Asia, our expenses and cost of goods sold, our accounts receivable balance, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, the adequacy of our internal controls, our intellectual property, fluctuations in foreign currency exchange rates, market risk sensitive instruments, our dependence on key personnel, potential legal proceedings, our critical accounting policies and estimates, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Acer, Fujitsu, Hewlett-Packard, Lenovo, NEC, Samsung, Sony and Toshiba and networking equipment manufacturers, including 2Wire, Cisco Systems, D-Link, NEC AT, and NETGEAR, and consumer electronics customers.

In addition, since June 2005 we have been shipping our cellular solution for Personal Access Systems, or PAS, also referred to as Personal Handyphone Systems, or PHS, consisting of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex, or TDMA-TDD, technology operating at 1.9 GHz providing high quality voice, advanced data services and long battery life.

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

In the nine months ended September 30, 2005, Hon-Hai Precision Industry, Alpha Networks, Inc., Cameo Communications, Inc. (formerly Global Sun Technology Inc) and Askey Computer Corporation accounted for 15%, 15%, 14% and 11% of our net revenue, respectively. In the nine months ended September 30, 2004, Hon-Hai Precision Industry, Askey Computer Corporation and Cameo Communications, Inc. accounted for 26%, 16% and 12% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small list of ODM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 97% and 98% of net revenue for the nine months ended September 30, 2005 and 2004, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Research and Development. Research and development expense relates primarily to compensation and associated costs related to development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation costs, regulatory testing costs, depreciation expense and allocated occupancy costs. All research and development costs are expensed as incurred. We expect our research and development costs to increase in absolute dollars as we invest to develop new products to be competitive and address new markets in the future.

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

Stock-Based Compensation. In connection with the grant of stock options and the issuance of restricted stock, we have recorded an aggregate of $9.7 million in stock-based compensation through September 30, 2005. These awards were considered compensatory because the fair market value of our stock on the date of grant was greater than the exercise price. As of September 30, 2005, we had an aggregate of $1.3 million in stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and restricted stock, which is generally four to five years using the graded vesting method. This deferred stock-based compensation balance will be amortized as follows, assuming no forfeiture of awards: $344,000 during the last quarter of 2005; $764,000 during 2006; $162,000 during 2007; and $11,000 during 2008.

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

Revenue Recognition. We derive revenue primarily from three sources:

•	the sale of our wireless chipsets and reference designs;

•	our licensed software and technical documentation; and

•	service and support revenue.

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

Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. Because of the uncertainty of their realizability, we have recorded a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss and credit carryforwards. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Our judgments regarding future probability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	57	54	57	53

Gross profit	43	46	43	47
Operating expenses:
Research and development	25	27	26	24
Sales and marketing	9	10	10	9
General and administrative	6	6	6	5
Stock-based compensation	1	2	1	2

Total operating expenses	41	45	43	40

Income from operations	2	1	0	7
Interest income, net	3	2	3	1
Provision for income taxes	0	(1)	0	(1)

Net income	5%	2%	3%	7%

Comparison of Three and Nine Months Ended September 30, 2005 and 2004

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Net revenue	$45,800	$38,262	20%	$130,407	$127,954	2%

The increase in net revenue for each of the three and nine months ended September 30, 2005 as compared to the same periods in 2004 resulted from the increased acceptance of our wireless chipset products, including our single chip solutions, and our PAS cellular solutions which we began shipping in the second quarter of 2005. The total number of chipsets shipped increased to approximately 6.3 million from approximately 3.6 million in the three months ended September 30, 2005 and 2004, respectively, and increased to approximately 16.7 million from approximately 10.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in chipsets shipped was partially offset by a decrease in the average selling price as we competitively priced our chipsets to aggressively pursue market share. Additionally, our single chipset solutions are generally priced lower than the combined average selling prices of our multi-chip solutions. Single chip solutions represented 68% and 16% of total chipset units shipped for the three months ended September 30, 2005 and 2004, respectively, and 57% and 7% of total chipset units shipped for the nine months ended September 30, 2005 and 2004, respectively.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Gross profit	$19,907	$17,462	14%	$56,318	$59,739	(6)%
% of net revenue	43%	46%		43%	47%

Gross profit as a percentage of revenue in each of the three and nine months ended September 30, 2005 decreased as compared to gross profit as a percentage of revenue in the comparable periods of 2004, primarily due to a decline in overall blended average selling prices of our products from $10.50 to $7.28 for the respective three month periods and from $12.00 to $7.82 for the respective nine month periods, partially offset by a decrease in our product costs over the respective periods.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Research and development	$11,657	$10,404	12%	$34,121	$30,625	11%
% of net revenue	25%	27%		26%	24%

The increase in research and development expenses during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 was primarily due to increased payroll related costs of $1.1 million to support a 19% increase in the number of research and development personnel over the respective periods.

The increase in research and development expenses during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 was primarily due to increased payroll related costs of $2.6 million to support a 19% increase in the number of research and development personnel over the respective periods. Additionally, mask sets and reticles, software and IP costs, equipment and consulting expenses increased $908,000 in the nine months ended September 30, 2005 over the same period in 2004, primarily resulting from increased chip development efforts for new and existing markets and to further expand our revenue base in future periods.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Sales and marketing	$4,262	$3,824	11%	$12,715	$11,484	11%
% of net revenue	9%	10%		10%	9%

The increase in sales and marketing expenses during the three months ended September 30, 2005 as compared to the same period in 2004 was primarily due to an increase in payroll related costs of $766,000 related to a 26% increase in the number of sales and marketing personnel over the respective periods. Additionally, consulting and recruiting costs increased $133,000. The increases were partially offset by a $408,000 decrease in commissions to independent sales representatives.

The increase in sales and marketing expenses during the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to an increase in payroll related costs of $1.4 million related to a 26% increase in the number of sales and marketing personnel over the respective periods. Additionally, consulting and recruiting costs increased $386,000. The increases were partially offset by a $473,000 decrease in commissions to independent sales representatives.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
General and administrative	$2,627	$2,139	23%	$7,200	$6,432	12%
% of net revenue	6%	6%		6%	5%

The increase in general and administrative expenses during the three months ended September 30, 2005 as compared to the same period in 2004 was due to an increase in payroll related costs of $270,000 related to a 39% increase in the number of general and administrative personnel over the respective periods. Additionally, consulting and professional fees increased $364,000, primarily due to compliance requirements of the Sarbanes Oxley Act of 2002, partially offset by a decrease in bad debt expense of $206,000, as a result of a smaller increase to the allowance for doubtful accounts compared with the corresponding prior period, and a decrease in bank fees of $70,000 in the three months ended September 30, 2005 as compared to the same period in 2004.

The increase in general and administrative expenses during the nine months ended September 30, 2005 as compared to the same period in 2004 was due to an increase in payroll related costs of $626,000 related to a 39% increase in the number of general and administrative personnel over the respective periods and increased consulting and professional fees of $648,000, partially offset by a decrease in bad debt expense of $324,000, as a result of a smaller increase to the allowance for doubtful accounts compared with the corresponding prior period, and a decrease in bank fees of $262,000 in the nine months ended September 30, 2005 as compared to the same period in 2004.

Stock-Based Compensation

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Stock-based compensation	$441	$918	(52)%	$1,512	$3,058	(51)%
% of net revenue	1%	2%		1%	2%

We have recorded deferred stock-based compensation in connection with the grant of stock options and restricted stock to our employees and directors. At September 30, 2005, we had $1.3 million of deferred stock-based compensation remaining to be amortized.

Interest Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Interest income, net	$1,262	$658	92%	$3,360	$1,281	162%
% of net revenue	3%	2%		3%	1%

During the three and nine months ended September 30, 2005 we experienced increased interest income as compared to the same periods in 2004, primarily due to increased cash, cash equivalents and marketable securities, resulting from our initial public offering in February 2004 and cash generated from operations. In addition, yields achieved on our investment portfolio have increased in the three and nine months ended September 30, 2005 as compared to the similar periods within 2004.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Provision for income taxes	$30	$68	(56)%	$525	$753	(30)%
% of net revenue	0%	1%		0%	1%

The provision for income taxes during the three and nine months ended September 30, 2005 and 2004 consisted primarily of U.S. alternative minimum tax and non-U.S. income taxes. The decrease in the tax provision over the comparative three month periods was primarily due to a tax benefit as a result of actual tax liabilities on 2004 tax returns being lower than previously estimated. The decrease in the tax provision over the comparative nine month periods was primarily due to a decrease in pre-tax income.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2005, consisted of cash, cash equivalents and marketable securities of $164.6 million, and our revolving credit facility, under which $10 million was available to borrow.

Operating Activities: Our operating activities provided $10.3 million of cash for the nine months ended September 30, 2005 as compared to $5.2 million used in the nine months ended September 30, 2004. Cash flow from operating activities for the nine months ended September 30, 2005 resulted from net income of $3.6 million, an increase in our accounts payable balance of $7.5 million due to the timing of payments for inventory, an increase in accrued and other liabilities of $2.7 million due to increased accrued compensation and benefits, amortization of deferred stock-based compensation of $1.5 million and depreciation and amortization expense of $1.3 million, and an increase in deferred revenue of $1.0 million due to additional customer agreements signed during the period requiring partial upfront payment, partially offset by an increase in our inventory by $6.5 million as we built inventory to meet the increased anticipated future demand for our products. Cash utilized in operating activities for the nine months ended September 30, 2004 resulted from an increase in accounts receivable of $17.0 million due to the timing of collections from our customers, an increase in inventory of $8.4 million as we built inventory to meet the increased anticipated future demand for our products, an increase in prepaid expenses and other assets of $2.5 million as we licensed additional computer aided design software tools to support our incremental headcount and product development, partially offset by net income of $8.7 million, an increase in accrued and other liabilities of $8.9 million due to an increase in accrued marketing development funds associated with increased revenues, amortization of deferred stock compensation of $3.1 million, and depreciation and amortization expense of $1.5 million.

Investing Activities. Our investing activities provided $16.9 million in the nine months ended September 30, 2005, and used cash of $99.9 million in the nine months ended September 30, 2004. Our investing activities primarily consisted of the purchase and maturities of marketable securities and purchases of property and equipment. During the nine months ended September 30, 2004 we also received the refund of a deposit from a loan agreement included in the change in other assets.

Capital expenditures were $3.2 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively. The capital expenditures within the nine month period ended September 30, 2005, primarily consisted of leasehold improvements for our new corporate headquarters and computer and test equipment purchases. The capital expenditures within the nine month period ended September 30, 2004, primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support our future growth.

Financing Activities. Our financing activities provided cash of $3.3 million and $127.8 million in the nine months ended September 30, 2005 and 2004, respectively. The cash provided in 2005 primarily related to the issuance of common stock under our employee stock option and employee stock purchase plans. The cash provided in 2004 related to the net proceeds from our initial public offering of $133.2 million, partially offset by the repayment of $5.8 million in outstanding balances on our revolving credit facilities.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our long-term debt payments, operating lease payments and capital lease payments is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 11, 2005.

In April 2005, we entered into an operating lease agreement related to our corporate headquarters facility located in Santa Clara, California. The initial term of the lease is 61 months commencing July 2005. Future minimum lease payments under the operating lease are $5.8 million.

As of September 30, 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs - an amendment to ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS 151 would have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29, Accounting For Nonmonetary Transaction (“APB 29”), is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial condition or results of operations.

We account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period.

We have not yet quantified the effects of the adoption of SFAS 123(R), but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net results of operations and earnings per share if we had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed in Note 3 to our condensed consolidated financial statements in Item 1 of this report. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123(R), these pro forma effects should not be relied upon in determining the effects on net results of operations of adopting SFAS 123(R) as the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123(R).

In April 2005, the SEC issued a new rule requiring that SFAS 123(R) be effective for annual periods, as opposed to interim periods, beginning after June 15, 2005. We are required to adopt SFAS 123(R) beginning in the first quarter of 2006. SFAS 123(R) allows for two transition alternatives, the Modified Prospective Application Method and the Retrospective Application Method of recognition of compensation expense related to share-based payments. We are currently evaluating these transition alternatives.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 includes interpretive guidance for the implementation of FAS 123(R). We will apply the principles of SAB 107 in conjunction with our adoption of FAS 123(R).

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the new standard does not change the transition provisions of any existing accounting pronouncements. Our consolidated financial position and results of operations would only be impacted following the adoption of SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

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

Although we achieved profitability in past quarters, including the most recently completed third quarter, we incurred a net loss in the second quarter of 2005, and we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue in the future to sustain profitability.

At September 30, 2005, we had an accumulated deficit of approximately $70.2 million. During the nine month period ended September 30, 2005, we incurred $55.5 million in operating expenses and generated net income of $3.6 million. During 2004, we incurred operating expenses of $51.6 million and generated net income of $8.7 million. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes to maintain profitability. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

We have experienced significant growth in a short period of time. Our revenue increased from $22.2 million in 2002, to $87.4 million in 2003 and $169.6 million in 2004. We do not expect similar revenue growth rates for 2005 or in future periods. Growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

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

We introduced a new product for the PAS cellular handset market and commenced shipments in the second quarter of 2005. Our future success will depend in part upon the success of this product, and we face a number of risks in connection with the product, including those described in the risk factors in this report. Since the product is newly developed, we may experience unforeseen defects in this product upon volume production and broad deployment. In addition, we have no experience in the cellular market, and may be unsuccessful in marketing and selling this product. The China PAS cellular market is dominated by a very small number of handset providers and to date we have relied solely on UT Starcom for sales of our new product. If these providers, and in particular UT Starcom, are not successful in this market, or if they do not choose to incorporate our products into a significant number of their handsets, we will not be successful in selling our product. In addition we have no control over UT Starcom’s schedule for launching its products. Any delay by UT Starcom would delay revenues for our PAS products and could adversely affect our quarterly operating results. The market for cellular handset semiconductors is highly competitive and many of our competitors have substantially more experience in this market. There are a number of cellular technologies, some of which have technological advantages over PAS, and the market for PAS cellular may not continue to grow or remain a successful technology. If this product is not successful, our future growth would likely be limited and our future results harmed.

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

In the nine month period ended September 30, 2005, Hon-Hai Precision Industry, Alpha Networks, Inc., Cameo Communications, Inc. (formerly Global Sun Technology Inc.), and Askey Computer Corporation accounted for 15%, 15%, 14% and 11% of our net revenue, respectively. In the year ended December 31, 2004, Hon-Hai Precision Industry, Askey Computer Corporation, Cameo Communications, Inc. (formerly Global Sun Technology Inc.) and Alpha Networks, Inc. accounted for 23%, 17%, 11% and 10% of our net revenue, respectively. Some of our original equipment manufacturer customers are also original design manufacturer customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Our largest customers are typically original design manufacturers. Sales to our largest customers have fluctuated significantly from period to period primarily due to original equipment manufacturers that incorporate our products changing their designated original design manufacturer and the continued diversification of our original equipment manufacturer customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

We rely on a limited number of independent foundries and subcontractors for the manufacture, assembly and testing of our chipsets and on a third party logistics provider to ship products to our customers. The failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We primarily rely on Taiwan Semiconductor Manufacturing Corporation in Taiwan and Semiconductor Manufacturing International Corporation in Shanghai, China to produce our chips. We also rely on Amkor Technology, Inc. in China and Korea, ASAT Holdings Limited in China and Hong Kong, Siliconware Precision Industries Co., Ltd. in Taiwan, STATS ChipPAC Limited in Singapore and other third-party assembly and test subcontractors to assemble, package and test our products. In addition, we use JSI in Singapore to ship products to our customers. If these vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

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

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting rules and regulations. A change in those accounting rules can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” which will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could adversely affect our overall results of operations. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

We may not be able to consummate or successfully integrate any businesses that we may choose to acquire and any future acquisitions could harm our operating results and share price.

We expect at some point in the future that we may make acquisitions of, and investments in, businesses that may offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities, if appropriate opportunities arise. Risks that could have a material adverse effect on our business, results of operations or financial condition include among other things:

•	the difficulty or inability of completing the development and application of the acquired technology or products or of integrating that technology with our own,

•	the difficulty of assimilating the operations and personnel of acquired businesses,

•	the potential disruption of our ongoing business,

•	the distraction of management and employees from our business,

•	the risk of entering a geographic or business market in which we have little or no prior experience,

•	the difficulty of establishing and maintaining uniform standards, controls, policies and procedures,

•	the risk that there could be deficiencies in the internal control of any acquired company that could result in a material weakness in our overall internal control,

•	the potential for unanticipated costs, expenditures and liabilities,

•	the potential for incurring amortization expenses or impairment charges if an acquisition results in significant goodwill or other intangible assets,

•	the potential for changing relationships with customers, suppliers or contractual, intellectual property or employment issues, including the potential loss of key employees, and

•	the potential for dilution if we pay for the transaction with equity securities.

Any future acquisitions could result in dilutive issuances of equity securities, one-time charges, the incurrence of debt or contingent liabilities, adverse tax consequences, deferred compensation charges, dilution to future earnings and amortization of amounts related to deferred compensation and certain purchased intangible assets and large and immediate write-offs, any of which could negatively impact our results of operations and could cause our stock price to decline. We cannot assure that we will be able to identify suitable acquisition opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions that are acceptable to us, that such transactions or relationships will be successful or that we will achieve the anticipated benefits of the acquisition.

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

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia have accounted for substantially all of our net revenue since 2003. Because many of our original design manufacturer customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and China and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

•	multiple, conflicting and changing laws and regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	difficulties in staffing and managing foreign operations as well as cultural differences;

•	trade restrictions or higher tariffs that favor local competition in some countries;

•	difficulties of managing sales representatives, especially because we expect to increase our sales through our sales representatives;

•	inadequate local infrastructure and transportation delays;

•	financial risks, such as longer payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our products; and

•	political and economic instability, including wars, terrorism, and political unrest, recurrence of the SARS, avian flu, or any other outbreak, boycotts, curtailment of trade and other business restrictions.

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

If our internal control over financial reporting does not comply with the requirements of the Sarbanes-Oxley Act, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

We design some of our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE has initiated working group proceedings directed at promulgating a new wireless local area networking standard, called 802.11n, that may be, or may be perceived by customers as being, superior to the standards with which our current products comply. We are a member of a consortium, named the Enhanced Wireless Consortium, or EWC, promoting a proposed specification for the 802.11n standard and are working to develop products based on this specification. If the IEEE does not adopt the 802.11n standard based substantially on the EWC specification or if we are unable to timely complete development of products based on the specification, we will lose customers and revenue and our business will be harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of September 30, 2005, our investments were in money market funds, commercial paper, corporate notes, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of September 30, 2005, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our international operations is the U.S. dollar and as the local expenditures are denominated in the respective local currencies, we are subject to foreign currency exchange rate fluctuations associated with both remeasurement to U.S dollars and reimbursement of local expenditures in U.S. dollars. We do not believe that a hypothetical change of 10% in the foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the three months ended September 30, 2005:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: July 1-31	2,111	(1)	$1.72	—	—
Month #2: August 1-31	1,038	(1)	$1.94	—	—
Month #3: September 1-30	—		—	—	—
Total	3,149	(1)	$1.79	—	—

(1)	These shares had been purchased from us by employees pursuant to the exercise of stock options and were unvested shares under the terms of the stock option agreements between us and the employees. We repurchased the shares from the employees upon the employees’ termination of employment with us pursuant to our right to repurchase unvested shares at the original exercise price under our 1998 Stock Incentive Plan and the stock option agreement.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Offer letter, dated July 4, 2005, by and between the Registrant and Todd Antes (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
President and Chief Executive Officer
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
10.1	Offer letter, dated July 4, 2005, by and between the Registrant and Todd Antes (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.