Form 10-K
period 2005-12-31
ATHEROS COMMUNICATIONS INC
filed 2006-03-10
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $281,063,202 based upon the closing price of $8.06 of such common stock on the Nasdaq National Market on June 30, 2005 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of June 30, 2005 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2006, there were 50,814,323 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 (as to directors, executive officers and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to beneficial ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2006 Annual Meeting of Stockholders to be held on May 24, 2006.

ATHEROS COMMUNICATIONS, INC.

PART I

Item  1. Business

When used in this Report, the words “will,” “shall,” “may,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, market trends, technological developments, the features, benefits and performance of our current and future products, future price reductions, our dependence on any one third party license, benefits of open source license agreements, our competitive status, our original design manufacturer customer base, our sales in Asia, our dependence on our senior management and our ability to attract and retain key personnel, potential litigation, the effects of government regulations, our compliance with laws and regulations related to our encryption technologies, our participation in wireless standards bodies and the effects of the adoption of standards, the expected benefits of our intellectual property, our future office space needs, our expected future expenditure levels for research and development, sales and marketing, and general and administrative expenses, our future capital expenditures, our future liquidity and cash needs, future acquisitions of and investments in complimentary businesses, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this Report, references to “Atheros,” “we,” “us,” “our” or the “Company” mean Atheros Communications, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Atheros, Super G, Super AG, XR, eXtended Range, VLocity MIMO, VLocity Video and XSPAN are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems and software expertise with high-performance radio frequency, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the personal computer, enterprise access, small office and home networking, mobile communications and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g, 802.11a and anticipated 802.11n standards.

In addition, since June 2005 we have been shipping our single chip cellular solution for Personal Access Systems, or PAS, also referred to as Personal Handyphone Systems. Our PAS solution targets handset and base station products for use primarily in the China market.

We were incorporated as T-Span Systems Corporation in Delaware in May 1998. In May 2000, we changed our corporate name to Atheros Communications, Inc.

Our website address is http://www.atheros.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.

Our Products and Technology

We are shipping production volumes of our seventh generation of semiconductors, hardware designs and software for wireless LAN applications, as well as of our first generation cellular solution for the PAS market. We offer customers guidelines known as reference designs that can be used to design a wide variety of systems, including networking cards and access points, mobile devices and handsets. Our wireless LAN solutions provide basic standards-compliant connectivity and other features such as substantial throughput enhancement and range enhancement, supporting video, voice and outdoor broadband access. Our products support several encryption and authentication security standards, network management protocols, operating systems, and interfaces to non-computing environments, such as consumer electronics. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. Our PAS product allows service providers in China to transition their network capabilities from wireline to wireless, allowing them to offer both mobile wireless voice and data services within a city or community.

We currently provide wireless system solutions based on four types of semiconductors:

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

Our WLAN customers can use a variety of combinations of our chips to create differentiated client and access products to meet the needs of the specific market segment that they address, and our PAS customer benefits from our single chip solution.

•	Client devices typically include a single RoC or multiple RoCs combined with a single MAC + baseband, or are a single chip solution.

•	Infrastructure devices usually include single or multiple RoCs and a WiSoC, which implements the MAC + baseband section with an integrated microprocessor, or are a single chip solution.

•	Handset and base station devices for the PAS network implement our single chip solution with an integrated cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces.

Our WLAN products not only meet the appropriate IEEE 802.11 WLAN standards for which they are designed, but also offer enhanced capabilities that benefit the users with enhanced performance and functionality. Some of the key features are:

•	Super G® and Super AG® are performance enhancing extensions that allow our products with 802.11g and 802.11a WLAN capabilities to operate at link rates of up to 108 Mbps, twice the industry standard maximum link rate of 54 Mbps, while maintaining the ability to work at industry standard data rates. We achieve this by adapting the operating protocols to maximize throughput based on several advanced signaling technologies.

•	Atheros eXtended Range®, or Atheros XR®, is a range enhancing extension that can more than double the distance at which an Atheros client device can maintain a connection with an Atheros access point minimizing dead spots and providing better coverage in large homes from a single access point. We achieve this by adapting the OFDM algorithms in the baseband to increase the sensitivity of the receiver when the signal level is too low for standard operation.

•	XSPAN™, VLocity MIMO™, and VLocity Video™ take advantage of multiple radio, smart antenna technologies including multiple-input multiple-output, or MIMO, designs to increase the performance of wireless networks. Our XSPAN family of products is designed to meet the draft 802.11n specification recently approved by the IEEE. Our first XSPAN solution uses a triple radio RF design and delivers up to 300 Mbps physical data rate, with real end user throughput of 150-180 Mbps.

•	Power Management Technology enables our products to use significantly less power in the transmit, receive and sleep operating modes, which offers the benefit of longer battery life for the access device. This is achieved by monitoring functions and using custom timing circuits to keep non-active circuitry in sleep mode when possible.

We are actively developing new extensions to further benefit users as the standards continue to evolve.

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

In addition, in 2005 we introduced our cellular solution for the PAS cellular market. Our solution consists of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex, or TDMA-TDD, technology operating at 1.9 gigahertz, or GHz, providing high quality voice, advanced data services and long battery life. Our unique, highly integrated single chip solution for PAS products provides full support for the PAS networking standard and a robust set of product features at a competitive price.

To enable our customers to easily incorporate our wireless systems solutions into their products, we support a network of authorized design centers and contract engineering firms based in the United States, Europe and Japan that we have trained in the use of our tools and technologies. These design centers have enabled our customers to introduce a number of products based upon our wireless system solutions, extending our market reach. In addition, we provide technical and design support to our customers developing products based on our chips through our main office in Santa Clara, California and our local offices throughout Asia.

Customers

We sell our products directly to original equipment manufacturers, or OEMs, who include our chipsets in their products, and to original design manufacturers, or ODMs, who in turn include our chipsets in products they supply to OEMs. For direct sales to OEMs, we incorporate our wireless system solutions directly into the OEMs’ products, and the OEM is the licensee and the end-user of the technology. However, we primarily sell directly to ODMs, as many OEMs choose to specify an ODM to integrate our technology in a module, such as a peripheral component interconnect, or PCI, card, which is then delivered to the OEM customer. For OEMs who use an ODM as an intermediary, our shipments and revenue are directly with the ODM. However, we attempt to maintain close relationships with the target OEM and the initial technology design win is generally awarded by the OEM. We also have ongoing contact with the OEM for forecasting and technology update purposes. Currently, our target markets include the retail wireless networking, personal computer OEM, enterprise and carrier infrastructure equipment, mobile communications, and consumer electronics markets.

In 2005, Alpha Networks, Inc., Hon-Hai Precision Industry, Cameo Communications, Inc., and Askey Computer Corporation accounted for 15%, 15%, 13% and 10% of our net revenue, respectively. In 2004, Hon-Hai Precision Industry, Askey Computer Corporation, Cameo Communications, Inc. and Alpha Networks, Inc. accounted for 23%, 17%, 12% and 10% of our net revenue, respectively. In 2003, Cameo Communications, Inc. and Hon Hai Precision Industry accounted for 28% and 20% of our net revenue, respectively.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 96% of net revenue in 2005 and 98% of net revenue in each of 2004 and 2003. Sales to customers in Taiwan accounted for 70%, 86% and 88% of our net revenue in 2005, 2004 and 2003, respectively.

While we primarily sell directly to ODMs, on the purchase order submitted by the ODM they generally identify for whom they are purchasing our product. We do not have the ability to directly confirm with the sell-through party that they received the final product from the ODM. Based on the sell-through information provided to us by the ODMs, the following companies or their subsidiaries are among those that have incorporated Atheros products through ODMs during the year ended December 31, 2005:

2Wire, Inc.

3Com Corporation

Acer Co. Ltd

Belkin Corporation

Buffalo, Inc.

Cisco Systems, Inc. (including The Linksys Group, Inc.)

Corega

D-Link Corporation

Fujitsu Limited

Hewlett-Packard Company

Lenovo (Singapore) PTE Ltd (formerly IBM Singapore PTE Ltd)

NEC Electronics Corporation

NETGEAR, Inc.

Oki Electric Industry Co., Ltd.

Proxim, Inc.

Siemens AG

Sony Corporation

Toshiba Corporation

TP-LINK Technologies Co. Ltd.

UTStarcom, Inc.

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

To supplement our direct sales, we have independent sales representatives with locations throughout the world. We selected these independent representatives based on their ability to provide effective field sales, marketing communications and technical support for our products. Our customers place orders directly with us rather than with the representatives, and our representatives do not generally maintain product inventory.

Our third-party design centers provide expertise in RF design, board layout, operating system and driver development, industrial design and prototyping to customize our software or hardware for smaller customers’ requirements. These third-party design centers typically provide their services on a contract engineering basis and enable rapid time-to-market in areas of expertise.

In addition to providing chipsets, we also license software in source code form to some of our customers. Since the licensing of software in source code requires that we enter into a technology license directly with end customers, we usually maintain a direct relationship with the end customer whether they have purchased chipsets directly from us or through one of our ODMs or independent representatives. Contractual obligations of our licensees not to disclose or misuse our source code may not sufficiently protect us from misuse or disclosure of our intellectual property. The costs of enforcing contractual rights could substantially increase our operating costs and may not ultimately succeed in protecting our proprietary rights. If our competitors access our source code, they may gain further insight into our technology and duplicate or design around our products, which would harm our competitive position.

Our marketing group focuses on our product strategy, product development road maps, new product introduction process, demand assessment, competitive analysis, customer application support, customer program management and corporate communications. The group also ensures that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, operations, and sales groups, as well as our ODMs, OEMs and representatives.

Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a good indicator of our future sales.

Our net revenue consisted of sales to customers in the following countries for the periods indicated in the following table:

	Year Ended December 31,
	2005	2004	2003
Taiwan	70%	86%	88%
China	16	3	—
United States	3	1	1
Other	11	10	11

Regulatory Environment and Industry Standards

Our products and our customers’ products transmit and receive radio signals across both licensed and unlicensed, regulated spectrum. To certify our products for use in a broad geographic market, we maintain communication with a variety of government and certification agencies in the United States and international markets, including, but not limited to, Japan, China, Taiwan, Korea, France, Germany and the United Kingdom. As the wireless communications market is particularly influenced by regulations and policy on spectrum allocations and licensing provisions, this direct contact gives us insight into market requirements and appropriate product plans. We have developed and obtained necessary certifications for certain proprietary technologies and algorithms that enable our products to roam between and adapt to various standards and to international regulatory and operational requirements. These technologies are not necessarily exclusive to us, but have been refined by us and are a requirement for many multinational equipment manufacturers.

We intend to participate in, support our employees’ participation in, or monitor, as appropriate, the activities of various standards bodies, including the IEEE standards group, the European Telecommunications Standards, or ETSI, the International Telecommunications Union, or ITU, the WiFi Alliance, WiMax, a nonprofit group formed to create and promote the development of IEEE wireless broadband standard 802.16, Mobile Internet Technical Architecture, or MITA, and the Digital Living Networking Alliance, or DLNA.

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

Patents

As of December 31, 2005, we held 50 U.S. issued patents and 95 pending U.S. patent applications. We continue to pursue actively the filing of additional patent applications in both the United States and foreign jurisdictions. Our domestic patents and applications have expiration dates from September 2019 through December 2025.

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

Intellectual Property Litigation

The wireless communications industry is characterized by frequent litigation and other vigorous protection and pursuit of intellectual property rights or positions. There are also numerous patents in the wireless communications industry and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation. Questions of infringement in the wireless market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may be granted and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. In the last few years, we and our customers have received several written notices and license offers from research institutions, intellectual property holding firms, our competitors and others claiming to have patent and other intellectual property rights that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and 802.11n wireless standards, as well as other intellectual property relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have responded directly, or indirectly through our customers, to these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. In addition, at least two of our customers have been sued in the U.S. for allegedly infringing patents related to 802.11a, 802.11b and 802.11g technology. Neither that litigation nor any of these notices has to date resulted in litigation directly against us. We have received legal advice and opinions from our patent counsel regarding these matters. We believe that the rights offered are either already licensed to us or our products do not infringe any valid claim to the issued patents identified to date. We cannot assure you that any of these or other third-parties will not pursue litigation or assert their patent and other intellectual property rights against us in the future. We have certain indemnification obligations to customers with respect to infringement of third-party patents and intellectual property rights by our products. We cannot assure you that our potential obligations to indemnify such customers will not harm us, our business or our financial condition and results of operations. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against us or our customers could have a significant adverse impact on our business.

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

Copyrights and Trademarks

We claim copyright and trademark protection for proprietary documentation and a variety of branding marks. We also pursue foreign copyrights and trademarks where applicable and necessary. The branding marks are sublicensed to our customers and used by them to identify and promote their products’ capabilities in markets, including, but not limited to, computing and consumer electronics. As of December 31, 2005, we held ten registered U.S. trademarks.

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

We generally enter into confidentiality agreements with our employees, vendors, industry partners and customers, as well as generally control access to and distribution of our documentation and other proprietary information. Despite this protection, unauthorized parties may copy aspects of our current or future products or obtain and use information that we regard as proprietary.

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

Research and Development

We engage in substantial research and development to develop new products and integrate additional capabilities in our core wireless designs. We conduct research into digital and analog IC design, hardware reference board design, software reference code development, systems integration and manufacturing process flow development at our corporate headquarters. We also perform test emulation, digital design verification and application software development at our offices in India. We use a number of proprietary design tools and processes that enable us to deliver high-performance wireless capabilities using low-cost manufacturing facilities. We employ a team of engineers with extensive experience in mixed signal design, systems and communications architecture, CMOS technology and software development. Our research and development expense was $46.7 million in 2005, $41.5 million in 2004 and $29.1 million in 2003.

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

We currently have in production products using 0.13-micron, 0.18-micron, and 0.25-micron process geometries for wafer production at Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, and we are also using a 0.18-micron process at Semiconductor Manufacturing International Corporation, or SMIC, in Shanghai, China and at Tower Semiconductor Ltd. in Israel. We also qualify and package wafers and test packaged units at multiple locations, including, but not limited to, Amkor Technology Inc. (China and Korea), ASAT Holdings Limited (China and Hong Kong), Siliconware Precision Industries Co., Ltd. (Taiwan) and STATS ChipPAC Limited (Singapore). We store and distribute our inventory from a contracted warehouse in Singapore.

We also maintain software test facilities at both our corporate headquarters and at our research and development facility in India. This enables us to operate certain test processes on demand, so as to reduce the time-to-market of our designs and improve their reliability.

Competition

The retail wireless networking, personal computer OEM, enterprise and carrier infrastructure equipment, mobile communications, and consumer electronics markets are intensely competitive with a variety of large and small companies providing semiconductors, hardware and software designs. We believe that our focus on wireless technology has enabled us to compete favorably with respect to the following factors:

•	product performance;

•	feature set and quality, including network throughput, product range, power efficiency, security features, reliability and consistency;

•	level of integration;

•	time-to-market;

•	price;

•	customer support and application support; and

•	ability to comply with, and influence, industry standards and international regulatory requirements.

We compete with large semiconductor manufacturers and designers and start-up semiconductor design companies as well as large, established suppliers. Our primary competitors include Broadcom Corporation, Conexant Systems, Inc., Intel Corporation, Marvell Technology Group Ltd. and Texas Instruments Incorporated. All of our primary competitors and many of our other current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. Many of our competitors also have significant influence in the semiconductor industry. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. As a result, these competitors may respond more quickly than we do to new or emerging technologies or changes in customer requirements. Moreover, our competitors may foresee the course of market developments more accurately than we can. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Furthermore, some of our competitors with multiple product lines may integrate wireless functionality into products that we do not sell or bundle their products to offer a broader product portfolio, which may make it difficult for us to gain or maintain market share. For example, Intel markets its Centrino mobile technology brand and we believe Intel provides a substantial marketing development fund incentive for buyers of a combination of its microprocessor, a related chipset and an 802.11 wireless network module that uses the brand. We believe a separate WLAN chipset solution offers advantages compared to a solution integrated with other communications protocols because of the rapid changes in WLAN technologies that occur on a different cycle than those of other communications technologies and due to the significant differences in the performance available from standalone solutions. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can. In addition, new competitors, including lower cost Asian semiconductor companies or alliances among existing competitors, could emerge.

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

Employees

As of December 31, 2005, we employed 327 full-time employees, including 224 in research and development and operations, 69 in sales and marketing, and 34 in general and administration. We have never had a work stoppage and none of our employees is represented by a labor organization nor under any collective bargaining arrangements. We consider our employee relations to be good.

Item 1A. Risk Factors

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

We derive substantially all of our revenue from the sale of chipsets for wireless applications. We currently expect our chipsets for wireless applications to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products in a timely manner or demand for our chipsets declines as a result of competition or technological changes, it would have a material negative impact on our business, operating results and financial position and our competitive position. The markets for our wireless networking products are characterized by frequent introduction of next generation and new products, short product life cycles and significant price competition. If our customers or we are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations will suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which could reduce our gross margins and adversely affect our operating performance. Also, we are currently dependent on one customer for our single chip solution for PAS products. If we fail to maintain or grow our share of business with this customer and to win new customers for our PAS product, our revenue growth would be adversely affected.

Since we have limited visibility as to the volume of sales of our products by our customers and inventory levels of our products held by our customers, our ability to forecast accurately future demand for and sales of our products is limited.

We sell our chipsets to OEMs who integrate our chipsets into their products or to ODMs who include our chipsets in the products they supply to OEMs. We have limited visibility as to the volume of our products that our OEM and ODM customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales and inventory.

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

Although we achieved profitability in past quarters and in fiscal 2005 and 2004, we incurred a net loss in the second quarter of 2005, and we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue, or sufficiently control costs, in the future to sustain profitability.

At December 31, 2005, we had an accumulated deficit of approximately $57.1 million. During 2005, we incurred $75.5 million in operating expenses and generated net income of $16.7 million. During 2004, we incurred operating expenses of $68.6 million and generated net income of $10.8 million. We did, however, incur a net loss in the second quarter of 2005 and may incur losses in the future. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes in our existing markets as well as successfully introduce additional products for new markets in order to maintain profitability. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross profits.

The products we develop and sell, especially those for wireless networking solutions, are used for high volume applications and are subject to rapid declines in average selling prices. The average selling prices have historically decreased significantly in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. Historically, we have generally been able to substantially offset reductions in our average selling prices with decreases in our product costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross profit. While gross profit may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers and start-up integrated circuit companies. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Moreover, many of our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future trends and requirements that may not be available to us. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate wireless functionality into other products that we do not sell, which may make it difficult for us to gain or maintain market share. For example, Intel markets its Centrino mobile technology brand and we believe they provide a substantial marketing development fund incentive for buyers of a combination of its microprocessor, related chipsets and wireless networking module that use the brand. Intel or other large competitors may also be able to discourage OEMs from placing our brand on their products, which could substantially harm our marketing efforts.

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

We may not be able to sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. Our revenue increased from $169.6 million in 2004 to $183.5 million in 2005 and our quarterly revenue increased from $41.2 million in the first quarter of 2005 to $53.1 million in the fourth quarter. We may not be able to achieve similar revenue growth rates for 2006 or in future periods. In the event that we do achieve continued growth, the expansion of our business and operations will likely place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

If we fail to develop and introduce new products and enhancements for wireless applications or if our proprietary features do not achieve market acceptance on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.

The wireless communications market is characterized by rapidly changing technology, evolving industry standards, rapid changes in customer requirements and frequent product introductions. We must continually design, develop and introduce new products with improved features to be competitive. Our current and future products may not achieve market acceptance or adequately address the changing needs of the wireless market, and we may not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. In addition, we introduce from time to time products with proprietary enhancements. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Our introduction of proprietary features involves risks associated with market acceptance of these new products and certification by industry standards groups. We have reviewed the rules and regulations of the various standards bodies and related industry organizations to which we belong or with which we are affiliated, and we believe there is not a significant risk that action would be taken that would undermine our ability to continue to leverage our affiliation with these organizations.

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

We will continue to expend substantial resources developing products for new applications or markets and may never achieve the sales volume for these products that we anticipate, which may limit our future growth and harm our results of operations.

With the exception of our new product for the PAS cellular handset market, all of our products introduced to date have been for use in wireless networking applications. Our strategy includes developing and introducing new products for use in applications other than wireless networking. Our future success will depend in part upon the success of any such products, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we have no experience in markets other than wireless networking and PAS, and may be unsuccessful in marketing and selling any products we develop. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and harm our results of operations.

If our product for the PAS cellular market is not successful, or if the PAS cellular market does not grow, our future results will be harmed.

We introduced a new product for the PAS cellular handset market and commenced shipments in the second quarter of 2005. Our future success will depend in part upon the success of this product, and we face a number of risks in connection with the product, including those described in the risk factors in this report. Since the product was recently developed, we may experience unforeseen defects in this product upon volume production and broad deployment. In addition, we have no experience in the cellular market, and may be unsuccessful in marketing and selling this product. The China PAS cellular market is dominated by a very small number of handset providers and to date we have relied solely on UTStarcom for sales of our new product. If these providers, and in particular UTStarcom, are not successful in this market, or if they do not choose to incorporate our products into a significant number of their handsets, we will not be successful in selling our product. In addition we have no control over UTStarcom’s schedule for launching its products, and UTStarcom’s initial launch of products using our PAS product was delayed from our prior expectations. Any further delay by UTStarcom would delay revenues for our PAS products and could adversely affect our quarterly operating results. In addition, the China PAS cellular market may stop growing or may contract as competing technologies, such as wideband cellular third generation technologies become available. The market for cellular handset semiconductors is highly competitive and many of our competitors have substantially more experience in this market. There are a number of cellular technologies, some of which have technological advantages over PAS, and the market for PAS cellular may not continue to grow or remain a successful technology. If this product is not successful, our future growth would be adversely affected and our future results harmed.

Our PAS customer has trial licenses for PAS handsets in China.

Our PAS customer has trial licenses for PAS systems and handsets. Our customer has applied for, but has not yet received, a final official network access license for its PAS systems and handsets, including handsets that include our chipsets. We understand that these PAS systems and handsets are considered to still be in the trial period and that sales of PAS systems and handsets may continue to be made by our customer during this trial period, but that licenses will ultimately be required. If our customer fails to obtain the required licenses, or if the trial period ends, it could be prohibited from making further sales of the unlicensed products in China, including PAS handsets that include our chipsets, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required, and with respect to our customers’ ability to sell a product while a product is in the trial period, in a manner that could have a material adverse effect on our business, financial condition and results of operations.

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

We do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We primarily rely on Taiwan Semiconductor Manufacturing Corporation in Taiwan, Semiconductor Manufacturing International Corporation in Shanghai, China and Tower Semiconductor Ltd. in Israel to produce our chips. We also rely on Amkor Technology, Inc. in China and Korea, ASAT Holdings Limited in China and Hong Kong, Siliconware Precision Industries Co., Ltd. in Taiwan, STATS ChipPAC Limited in Singapore and other third-party assembly and test subcontractors to assemble, package and test our products. In addition, we use JSI Shipping in Singapore to warehouse and ship our products to our customers. If these vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

We face risks associated with relying on third-party vendors for the manufacture, assembly and testing of our chipsets.

We face significant risks associated with relying on third-party vendors, including:

•	capacity shortages;

•	reduced control over product cost, delivery schedules and product quality;

•	potential price increases;

•	inability to achieve sufficient production, increase production or test capacity and achieve acceptable yields on a timely basis;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials that foundries use to manufacture products; and

•	labor shortages or labor strikes.

We do not have long-term supply contracts with our third-party manufacturing vendors and they may allocate capacity to other customers and may not allocate sufficient capacity to us to meet future demands for our products.

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. Recently, our manufacturing vendors have indicated that, due to the current upturn in the semiconductor market, they will likely experience production capacity constraints for the foreseeable future. Under these circumstances, these foundries and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than us or that have long-term agreements with these foundries or assembly and test vendors may cause these foundries or assembly and test vendors to reallocate capacity to those customers, decreasing the capacity available to us. If we enter into costly arrangements with suppliers that include nonrefundable deposits or loans in exchange for capacity commitments, commitments to purchase specified quantities over extended periods or investment in a foundry, our operating results could be harmed. To date, we have not entered into such arrangements with our suppliers. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand, or the inability to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements.

If our third-party foundries or suppliers do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed.

The fabrication of chipsets is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our third-party foundries and suppliers have from time to time experienced manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, designing RF circuits using standard, complementary metal-oxide semiconductor processes is difficult and can result in unsatisfactory yields. Because we primarily purchase wafers, our exposure to low wafer yields from our foundries is increased. Poor yields from our foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. In addition, manufacturing defects may not be detected by our testing, or may be caused by defective packaging of our products by our third-party suppliers. If these defects arise or are discovered after we have shipped our products, our reputation and business would suffer.

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

In the year ended December 31, 2005, Alpha Networks, Inc., Hon-Hai Precision Industry, Cameo Communications, Inc., and Askey Computer Corporation accounted for 15%, 15%, 13% and 10% of our net revenue, respectively. In the year ended December 31, 2004, Hon-Hai Precision Industry, Askey Computer Corporation, Cameo Communications, Inc., and Alpha Networks, Inc. accounted for 23%, 17%, 12% and 10% of our net revenue, respectively. Some of our OEM customers are also original design manufacturer customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Our largest customers are typically ODMs. Sales to our largest customers have fluctuated significantly from period to period primarily due to OEMs that incorporate our products changing their designated ODM and the continued diversification of our OEM customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

We sell our products directly to OEMs, who include our chipsets in their products, and to ODMs, who include our chipsets in the products they supply to OEMs. Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on OEMs to design our products into the products they sell. Without these design wins, our business would be materially and adversely affected. We often incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product. Once an OEM designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an OEM designs one of our products into its product offering, we cannot be assured that its product will be commercially successful, that we will receive any revenue from that manufacturer or that a successor design will include one of our products.

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

To remain competitive, we continually work to improve our chipsets and, in particular, our high-performance RF products, to be manufactured using increasingly smaller geometries and to achieve higher levels of design integration. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products. To remain competitive, our chipset must be redesigned from time to time, which may result in delays in product deliveries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. In addition, while we purchase wafers from foundries, we also assume the yield risk related to manufacturing these wafers into die. We may face similar difficulties, delays and expenses in the future. We depend on our relationships with our foundries to transition to smaller geometry processes successfully and cannot assure that our foundries will be able to effectively manage the transition. If our foundries, or we, experience significant delays in this transition or fail to efficiently implement these transitions, our business, financial condition and results of operations could be adversely affected.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting rules and regulations. A change in those accounting rules can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” which will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. Since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. However, because we believe that providing equity-related compensation for our employees is a competitive necessity, we will likely incur significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could adversely affect our overall results of operations. Moreover, we intend to implement the requirements of SFAS 123R using the modified prospective method and accordingly we will not be restating prior period financial statements to reflect the historical impact of option grants. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future operating performance since our financial statements going forward, which will reflect stock-based compensation expense, will not be comparable to our prior period financial statements that exclude stock-based compensation expense.

Unanticipated changes in our tax rates could affect our future results.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities. In addition, since we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in such countries tax laws or their interpretations. Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. Changes in our effective tax rate could have a material adverse impact on our results of operations.

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

The wireless communications market is characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we have received several written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and 802.11n wireless standards, as well as other technology and patents relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded, or are in the process of responding, directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. While at least two of our customers have been sued in the U.S. by the holders of patents related to 802.11a, 802.11b and 802.11g technology, neither that litigation nor any of these notices or offers to license has to date resulted in litigation directly against us. Questions of infringement and misappropriation in the wireless communications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in any future litigation. If litigation were to be filed against us in connection with an offer to license technology or claims of infringement, our business could be harmed. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

Any potential dispute involving our patents or other intellectual property could also include our industry partners and customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving our patents or other intellectual property, our customers or licensees could also become the target of litigation, and certain customers have received notices of written offers from our competitors and others claiming to have patent rights in certain technology and inviting our customers to license this technology. At least two of our customers have been sued in the U.S. for allegedly infringing patents related to 802.11a, 802.11b and 802.11g technology. Because we indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license or sales agreements, which could result in substantial expenses.

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

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia have accounted for substantially all of our net revenue since 2003. Because most of our ODMs and our PAS customer are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and China and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

TSMC and SMIC, which manufacture our chipsets and subcontractors which perform substantially all of our assembly and testing are located in Asia. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong, China and elsewhere in Asia, and research and development facilities in India and China. These areas are subject to typhoons, and the risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region or the Indian Ocean region, including Asia and Northern California, is significant due to the proximity of major earthquake fault lines. In the past, major earthquakes in Taiwan have disrupted the facilities of several of these third-party contractors, as well as other providers of these services, and impaired their production capacity. In addition, a tsunami in December 2004 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry, assembly and test capacity or research and development efforts, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all and our research and development efforts could be slowed.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we have incurred and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer, chief accounting officer, or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Changes in current laws or regulations or the imposition of new laws or regulations could impede the sale of our products or otherwise harm our business.

Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used. The Federal Communications Commission, or the FCC, in the United States, as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks. We therefore rely on the FCC and international regulators to provide sufficient spectrum and usage rules. For example, countries such as China, Japan or Korea heavily regulate all aspects of their wireless communications industries, and may restrict spectrum allocation or usage, or may impose requirements that render our products or our customers’ products unmarketable in these jurisdictions. If this were to occur, it would make it difficult for us to sell our products in that region. In addition, some of our chipsets operate in the 5 GHz band, which is also used by government and commercial services such as military and commercial aviation. The FCC and European regulators have traditionally protected government uses of the 5 GHz bands by setting power limits and indoor and outdoor designation and requiring that wireless local area networking devices not interfere with other users of the band such as government and civilian satellite services. Changes in current laws or regulations, reversal of usage rights, or the imposition of new laws and regulations in the United States or elsewhere regarding the allocation and usage of the 5 GHz band on us, our customers or the industries in which we operate may materially and adversely impact the sale of our products and our business, financial condition and results of operations.

Rapidly changing standards could make our products obsolete, which would cause our operating results to suffer.

We design some of our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE recently adopted a draft 802.11n specification after considering many different proposals for the 802.11n standard and we are working to develop products based on this draft specification. If the IEEE does not adopt the current draft 802.11n standard or if we are unable to complete development of products based on the draft specification on a timely basis, we will lose customers and revenue and our business will be harmed.

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

We may experience a decrease in market demand due to uncertain economic conditions in the United States and in international market, including as a result of the concerns of terrorism, war and social and political instability.

Terrorist attacks in the United States and elsewhere, the continued presence of United States military forces in Iraq, and turmoil in the Middle East have contributed to the uncertainty in the United States and global economy and may lead to a decline in economic conditions, both domestically and internationally. Further terrorist acts, or other conflicts or wars, or a recession, or general economic slowdown in the U.S. or globally, could cause a slowdown of the market demand for goods and services, including demand for our products, and could harm our operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and primary research and development and operations facilities occupy approximately 87,329 square feet in Santa Clara, California under a lease that expires in July 2010. We have the option to extend the lease beyond the initial term for two periods of three years each. We also lease properties around the world and within the facilities of certain customers and suppliers for use as sales and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our chipsets, hardware and software. Our international sales and support offices are in locations within the countries and administrative regions of China, Hong Kong, Japan and Taiwan, and we have research and development facilities in Chennai, India and Shanghai, China and an administrative center in Macau. While we believe our facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

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

	Year ended December 31, 2004
	High	Low
First Quarter (from February 12, 2004)	$19.48	$16.11
Second Quarter	$17.48	$9.49
Third Quarter	$11.03	$6.24
Fourth Quarter	$12.40	$9.03

	Year ended December 31, 2005
	High	Low
First Quarter	$14.00	$8.85
Second Quarter	$10.42	$6.65
Third Quarter	$11.15	$7.83
Fourth Quarter	$13.40	$8.18

As of February 28, 2006, the number of record holders of our common stock was 137. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

	Year Ended December 31,
In thousands, except per share data	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data:
Net revenue	$183,485	$169,607	$87,357	$22,200	$1,831
Cost of goods sold	102,389	91,321	50,505	10,170	897

Gross profit	81,096	78,286	36,852	12,030	934
Operating expenses:
Research and development	46,696	41,462	29,112	23,115	23,104
Sales and marketing	17,225	14,907	11,515	7,381	6,064
General and administrative	9,769	8,523	5,825	3,953	3,429
Stock-based compensation	1,856	3,718	3,358	488	597

Total operating expenses	75,546	68,610	49,810	34,937	33,194

Income (loss) from operations	5,550	9,676	(12,958)	(22,907)	(32,260)
Interest income (expense), net	4,854	2,089	(83)	614	1,646

Income (loss) before income taxes	10,404	11,765	(13,041)	(22,293)	(30,614)
Income tax (benefit) provision(1)	(6,284)	941	125	66	28

Net income (loss)	$16,688	$10,824	$(13,166)	$(22,359)	$(30,642)

Basic net income (loss) per share	$0.34	$0.25	$(1.07)	$(2.13)	$(4.08)

Diluted net income (loss) per share	$0.31	$0.21	$(1.07)	$(2.13)	$(4.08)

Shares used in computing basic net income (loss) per share	48,777	42,886	12,335	10,513	7,511

Shares used in computing diluted net income (loss) per share	53,572	51,981	12,335	10,513	7,511

	December 31,
In thousands	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$173,645	$154,485	$29,039	$27,602	$49,668
Working capital	190,399	170,039	19,164	28,140	48,751
Total assets	239,179	206,363	55,886	39,325	58,741
Short and long-term debt and capital lease obligations	—	51	6,737	2,269	2,769
Total stockholders’ equity	196,966	173,040	22,286	30,462	52,336

(1)	During 2005, the Company recorded an income tax benefit of $7,535,000 or $0.14 per share related to the release of a portion of the valuation allowance previously recorded against the Company’s deferred tax assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems and software expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. We were incorporated in May 1998 and commenced operations in December 1998. Through December 31, 2000, we were engaged principally in research and development. We first generated meaningful revenue from sales of our products in the fourth quarter of 2001 and have experienced increased revenue and chipset volumes while lowering our average selling price for our chipsets during each of the years ended December 31, 2002 through December 31, 2005. During 2004, we began volume shipments of our first single chip wireless solution and introduced additional single chip solutions in 2005, including our first PAS cellular solution. These single chip solutions are generally priced lower than the combined average selling prices of our multi-chip solutions and have contributed to the decline in our average selling prices in 2004 and 2005. Therefore, the average selling price per chipset may continue to decline as our single chip volume increases. We generated net income for the first time during the year ended December 31, 2004 and again in 2005. Through December 31, 2005, we had an accumulated deficit of $57.1 million.

Our product portfolio includes various generations of our radio-on-a-chip, media access controller+baseband and wireless system-on-a-chip products supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards. These products are sold together as chipsets as part of a wireless system solution that also incorporates software and system-level reference designs or are sold as a single chip wireless solution that integrates the radio, media access controller and baseband onto one chip. Our wireless systems solutions are used in a variety of applications in the retail wireless networking, personal computer OEM, enterprise and carrier infrastructure equipment, mobile communications and consumer electronics markets. In addition, since June 2005 we have been shipping our cellular solution for Personal Access Systems, or PAS, also referred to as Personal Handyphone Systems, or PHS, consisting of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS/PHS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex technology operating at 1.9 GHz providing high quality voice, advanced data services and long battery life. Our unique, highly integrated single chip solution for PAS products provides full support for the PAS networking standard and a robust set of product features at a competitive price.

Revenue. Our revenue is derived primarily from the sale of WLAN chipset products, PAS chip solutions and, to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access point, cardbus handsets and integrated circuit card products. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

We expect to continue to have major concentrations of sales to a relatively small list of ODM customers. The following table shows the customers that represented greater than 10% of revenue for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
Alpha Networks, Inc.	15%	10%	*	%
Hon-Hai Precision Industry	15	23	20
Cameo Communications, Inc.	13	12	28
Askey Computer Corporation	10	17	*

*	less than 10% in the applicable period.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 96% of net revenue in 2005 and 98% of net revenue in each of 2004 and 2003. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and writedowns to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also bear the yield risk related to manufacturing these wafers into finished goods.

Research and Development. Research and development expense relates primarily to compensation and associated costs related to development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation costs, regulatory testing costs, depreciation expense and allocated occupancy costs. All research and development costs are expensed as incurred. We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new products to be competitive and address new markets in the future.

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

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees and banking fees, charges related to allowance for doubtful accounts and allocated occupancy costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business.

Stock-Based Compensation. In connection with the grant of stock options and the issuance of restricted stock, we have recorded an aggregate of $10.0 million in stock-based compensation. These awards were considered compensatory because the fair market value of our stock on the date of grant was greater than the exercise price. As of December 31, 2005, we had an aggregate of $935,000 in stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options, which is generally four to five years using the graded vesting method. This deferred stock-based compensation balance will be amortized as follows, assuming no forfeiture of awards: $762,000 during 2006; $162,000 during 2007; and $11,000 during 2008. However, we will adopt SFAS 123R in the first quarter of 2006 so the amounts of stock-based compensation that will be expensed in 2006, 2007 and 2008 will be considerably greater than these amounts.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances. Interest expense consists of interest on our revolving line of credit, equipment loans and equipment lease.

Provision for Income Taxes. From inception through December 31, 2003, we incurred net losses for federal and state tax purposes. We recorded an income tax benefit of $7,535,000 in 2005 related to the release of a portion of the valuation allowance previously recorded against our deferred tax assets. The tax expense of $914,000 in 2004 consists primarily of U.S. alternative minimum tax and foreign income taxes, while the tax expense of $125,000 in 2003, consists entirely of foreign income tax expense incurred as a result of local country profits.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

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

Inventory valuation. We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventory at the lower of actual cost (using the first-in, first-out method) or its current estimated market value. We adjust our inventory to the estimated lower of cost or market value to account for its obsolescence or lack of marketability. Adjustments are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold.

Stock-based compensation. We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in Note 1 of our audited financial statements. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. We are required to adopt this new standard in the first quarter of 2006 and expect that the additional expenses recorded under SFAS123R will have a significant adverse impact on our results of operations. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 1 to the consolidated financial statements may not be representative of the impact of adopting SFAS 123R.

Allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. Therefore, a significant change in the liquidity or financial position of any one customer could make collection of our accounts receivable more difficult, require us to increase our allowance for doubtful accounts and negatively affect our working capital.

Product Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our chipset suppliers, our warranty obligation is affected by product failure rates, the cost of replacement chipsets and inbound and outbound freight costs incurred in replacing a chipset after failure. We continuously monitor chipset returns for warranty and maintain an accrual for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual failure rates, cost of chipset replacement and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty accrual would be required.

Income Taxes. We account for income taxes under the asset and liability approach. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent that we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%
Cost of goods sold	56	54	58

Gross profit	44	46	42
Operating expense:
Research and development	26	24	33
Sales and marketing	9	9	13
General and administrative	5	5	7
Stock-based compensation	1	2	4

Total operating expenses	41	40	57

Income (loss) from operations	3	6	(15)
Interest income, net	3	1	—
Income tax benefit (provision)	3	(1)	—

Net income (loss)	9%	6%	(15)%

Years Ended December 31, 2005 and 2004

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2005
	2005	2004
Net revenue	$183,485	$169,607	8%

The increase in net revenue was due to the increased volume of chipsets shipped as a result of increased acceptance of our wireless chipset products, the continued migration from our multi-chip solution products to our single chip solution products, integrating the radio, media access controller and baseband in a single chip, increased market demand for wireless networking products and the introduction of our cellular solution for PAS products. The total number of chipsets shipped increased from approximately 15.4 million in 2004 to approximately 24.3 million in 2005. The increase in chipsets shipped was partially offset by a decrease in the average selling price as we competitively priced our chipsets to aggressively pursue market share. Additionally, our single chipset solutions are generally priced lower than the combined average selling prices of our multi-chip solutions. Single chip solutions represented 62% of total chipset units shipped in 2005 compared with 16% in 2004.

Gross Profit

	Years Ended December 31,		% Change in 2005
	2005	2004
Gross profit	$81,096	$78,286	4%
% of net revenue	44%	46%

Gross profit as a percentage of revenue decreased primarily due to a decline in the overall blended average selling prices of our products from $11.01 for the year ended December 31, 2004 to $7.54 for the year ended December 31, 2005, partially offset by a decrease in our product costs over the respective periods as a result of our customers’ migration to our single chip solutions. In addition, in 2005 the decrease in higher margin 802.11a/g products as a percentage of our total product mix adversely affected the gross profit percentage.

Research and Development

	Years Ended December 31,		% Change in 2005
	2005	2004
Research and development	$46,696	$41,462	13%
% of net revenue	26%	24%

The increase in research and development expenses was primarily due to an increase in compensation-related costs of $4.4 million, primarily attributable to a 20% increase in the number of employees engaged in research and development activities in 2005. In addition, there were increases in equipment-related expenses and costs of additional software development licenses of $644,000 related to development of new products.

Sales and Marketing

	Years Ended December 31,		% Change in 2005
	2005	2004
Sales and marketing	$17,225	$14,907	16%
% of net revenue	9%	9%

The increase in sales and marketing expenses was primarily due to an increase in compensation-related costs of $2.4 million, primarily attributable to a 41% increase in the number of employees engaged in sales and marketing activities in 2005. In addition, costs relating to recruiting, consulting and tradeshows increased $521,000. The increases were partially offset by a one time decrease in commissions to independent sales representatives of $728,000 as a result of a large account, previously assigned to an independent sales representative, becoming an in-house account.

General and Administrative

	Years Ended December 31,		% Change in 2005
	2005	2004
General and administrative	$9,769	$8,523	15%
% of net revenue	5%	5%

The increase in general and administrative expenses was primarily due to an increase in compensation-related costs of $1.2 million, primarily attributable to a 36% increase in the number of employees engaged in general and administrative activities in 2005. In addition, there was an increase in consulting expenses of $500,000, including consulting related to compliance with the requirements of the Sarbanes-Oxley Act of 2002. The increases were partially offset by a decrease in bad debt expense of $449,000.

Stock-Based Compensation

	Years Ended December 31,		% Change in 2005
	2005	2004
Stock-based compensation	$1,856	$3,718	(50%)
% of net revenue	1%	2%

We have recorded deferred stock-based compensation in connection with the grant of stock options and restricted stock to our employees and directors. The decrease in stock-based compensation expense is primarily due to us amortizing deferred stock-based compensation using the graded vesting method which results in accelerated vesting as compared to the straight-line method. We will adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures of the impact of SFAS No. 123R provided in Note 1 to the consolidated financial statements may not be representative of the impact of adopting SFAS 123R.

Interest Income (Expense), Net

	Years Ended December 31,		% Change in 2005
	2005	2004
Interest income, net	$4,854	$2,089	132%
% of net revenue	3%	1%

During 2005, we experienced an increase of approximately $2.8 million in interest income resulting from increased balances of cash, cash equivalents and marketable securities. In addition, yields achieved on our investment portfolio have increased in 2005 compared with 2004.

Income Tax Provision (Benefit)

	Years Ended December 31,		% Change in 2005
	2005	2004
Income tax provision (benefit)	$(6,284)	$941	N/A

At December 31, 2005, we reassessed the valuation allowance previously recorded against our net deferred tax assets, which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, we determined that it is more likely than not that a full valuation allowance for deferred tax assets would not be required. Accordingly, we released a portion of the valuation allowance in the amount of $7,535,000 that was previously recorded against our deferred tax assets, partially offset by income tax expense for U.S. alternative minimum tax and foreign taxes, resulting in a net income tax benefit of $6,284,000 for 2005. The income tax provision for 2004 consisted primarily of U.S. alternative minimum tax and foreign income taxes.

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

The increase in research and development expenses was primarily due to increased compensation-related costs of $6.6 million and additional software development licenses of $782,000 resulting from a 45% increase in research and development headcount in 2004. Additionally, consulting and outside services costs related to the development of new products increased $1.8 million and equipment and prototype expenses increased $1.5 million.

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

This increase in general and administrative expenses was primarily due to incremental compensation-related costs of $896,000 resulting from a 47% increase in the number of general and administrative personnel. Additionally, professional and consulting fees, insurance costs and license fees increased $1.1 million as a result of becoming a public company in February 2004.

Stock-Based Compensation

	Years Ended December 31,		% Change in 2004
	2004	2003
Stock-based compensation	$3,718	$3,358	11%
% of net revenue	2%	4%

We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors. The increase of approximately $360,000 resulted from the amortization of these related stock-based compensation charges.

We amortize deferred stock-based compensation using the graded vesting method which results in accelerated vesting as compared to the straight-line method.

Interest Income (Expense), Net

	Years Ended December 31,		% Change in 2004
	2004	2003
Interest income (expense), net	$2,089	$(83)	N/A
% of net revenue	1%	—%

During 2004, we experienced increased interest income resulting from increased balances of cash, cash equivalents and marketable securities, primarily as a result of $133.2 million in net proceeds received from our initial public offering in February 2004.

Income Tax Provision

	Years Ended December 31,		% Change in 2004
	2004	2003
Income tax provision	$941	$125	653%

The income tax provision for 2004 consisted primarily of U.S. alternative minimum tax and foreign income taxes. During 2003 the income tax provision consisted solely of foreign income tax incurred as a result of local country profits.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2005, consisted of cash, cash equivalents and marketable securities of $173.6 million and our revolving credit facility, which had $10.0 million available to borrow. In February 2004, we raised $133.2 million in our initial public offering of common stock. Prior to our initial public offering, we financed our operations primarily through private placements of convertible preferred stock, capital equipment loans and lease lines and borrowings under our revolving line of credit.

Operating Activities. Our operating activities provided cash in the amount of $17.1 million in 2005 and used cash in the amount of $2.7 million and $2.3 million in 2004 and 2003, respectively. The increase in cash provided in operating activities in 2005 compared to 2004 was primarily due to the net income generated in 2005. The increase in cash used in operating activities in 2004 compared to 2003 was due to an increase in working capital requirements, partially offset by generating net income in 2004 compared to a net loss in 2003. Our accounts receivable decreased by $1.4 million in 2005 as a result of improved collection efforts and increased by $19.9 million and $8.1 million in 2004 and 2003, respectively, related to increased revenue and the timing of customer payments. Our inventory increased by $5.3 million, $4.3 million and $6.5 million in 2005, 2004 and 2003, respectively, to meet the increased customer demand for our products. Our accounts payable increased by $3.4 million in 2005, decreased by $4.4 million in 2004 and increased by $13.0 million in 2003. The increases in accounts payable in 2005 and 2003 were primarily due to the increase in inventory to meet increased demand for our products. The decrease in accounts payable in 2004 related primarily to the timing of inventory purchases and payments to our vendors. Our accrued and other liabilities increased by $2.9 million, $10.3 million and $7.2 million in 2005, 2004 and 2003, respectively. The increase in 2005 was primarily due to an increase in accrued compensation and benefits of $2.1 million associated with an increase in our headcount. The increase in 2004 was primarily due to a $7.4 million increase in accrued customer incentives associated with increases in revenues during the year. The increase in 2003 was primarily due to growth in accrued compensation and benefits associated with an increase in our headcount, and a $2.9 million growth in accrued customer incentives associated with an increase in revenue during the year.

Investing Activities. Our investing activities provided $20.1 million in 2005 primarily from maturities of marketable securities, partially offset by purchases of marketable securities and purchases of property and equipment. Our investing activities used $107.7 million in 2004 primarily related to the purchase of marketable securities and property and equipment, partially offset by maturities of marketable securities. Our investing activities provided cash of $6.7 million in 2003, which resulted primarily from maturities of marketable securities, partially offset by purchases of marketable securities and purchases of property and equipment.

Capital expenditures were $4.1 million, $2.3 million, $1.5 million in 2005, 2004 and 2003, respectively. Capital expenditures in 2005 primarily consisted of leasehold improvements for our corporate headquarters and computer and test equipment purchases. In 2004 and 2003 capital expenditures primarily consisted of computer and test equipment and software purchases. We anticipate that further capital expenditures will be required to support future growth.

Financing Activities. Our financing activities provided cash of $5.3 million in 2005, $129.7 million in 2004, and $6.1 million in 2003. Financing activities in 2005 primarily represented exercises of options to purchase our common stock and purchases of our common stock pursuant to our employee stock purchase plan, partially offset by repayment of an equipment loan. Financing activities in 2004 primarily represented proceeds from the sale of our common stock pursuant to our initial public offering of $133.2 million, exercises of options to purchase our common stock and purchases of our common stock pursuant to our employee stock purchase plan, partially offset by repayments of short-term borrowings, equipment loans and capital lease obligations. Financing activities in 2003 primarily represented proceeds from exercises of options to purchase our common stock and proceeds from borrowings against the revolving line of credit, and borrowings against an equipment loan, partially offset by repayments, against the equipment loans and capital leases.

Our revolving credit facility with Silicon Valley Bank provides financing up to $10.0 million for working capital requirements. The credit facility will expire on March 29, 2006 but we anticipate that we will renew the facility for an additional year. As of December 31, 2005, no balances were outstanding against the revolving credit facility. Interest on borrowings under the revolving credit facility is calculated at the bank’s prime rate. The loan is collateralized by all of our tangible assets. The loan agreement contains financial and nonfinancial covenants with which we must comply. Through December 31, 2005, we were in compliance with all required covenants.

We believe that research and development resources are required to expand our core technologies and product offerings. Our research and development expenses were $46.7 million, $41.5 million and $29.1 million in 2005, 2004 and 2003, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and cash equivalents and marketable securities.

We expect to experience a significant increase in our operating expenses in absolute dollars, particularly in research, and development but also in sales and marketing and general and administrative expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

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

As of December 31, 2005 we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K. The following summarizes our contractual obligations at December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
	Less Than 1 Year	1-3 Years	After 3 Years	Total
Contractual obligations
Operating leases	$2.1	$3.1	$2.2	$7.4
Commitments under licensing agreements	4.2	5.3	—	9.5

Total	$6.3	$8.4	$2.2	$16.9

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS 151 would have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, or SFAS 153. Accounting Principles Board (“APB”) Opinion No. 29, Accounting For Nonmonetary Transaction, or APB 29, is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial position or results of operations.

We account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period.

We will recognize stock-based compensation expense on all share-based payment awards made to employees on a graded vesting basis over the requisite service period using the modified prospective method beginning in the first quarter of fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, which provides supplemental implementation guidance for SFAS 123R. In addition, the FASB has issued several FASB Staff Positions or FSPs, that provide interpretive guidance for the implementation of SFAS 123R. We will apply the principles of SAB 107 and the FSPs in conjunction with our adoption of SFAS 123R. We expect that the adoption of SFAS 123R will have a significant adverse impact on our consolidated results of operations. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 1 to the consolidated financial statements may not be representative of the impact of adopting SFAS 123R.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, or SFAS 154. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the new standard does not change the transition provisions of any existing accounting pronouncements. Our consolidated financial position and results of operations would only be impacted following the adoption of SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. We do not believe adoption of this FSP will have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our portfolio or on our interest income. As of December 31, 2005, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, market auction preferred stock and U.S. government securities.

The following table presents the amounts of cash equivalents and marketable securities (in thousands, except percentages) that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2005. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in Three Months or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
Fixed Rate	$78,568	$35,275	$13,072	$126,915
Weighted Average Interest Rate	4.19%	3.41%	4.64%	4.02%

Variable Rate	$22,685	$—	$—	$22,685
Weighted Average Interest Rate	4.37%	—%	—%	4.37%

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of December 31, 2005, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

We do not currently engage in foreign currency hedging transactions and as a result we have relatively little exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Atheros Communications, Inc. and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 10, 2006

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors—Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on May 24, 2006 (the “2006 Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer (our principal executive officer), chief financial officer (our principal financial officer), chief accounting officer (our principal accounting officer), controller and any person performing similar functions) and employees. The Code of Ethics is available on our web site at www.atheros.com. We will disclose on our web site amendments to, or waivers from, our Code of Ethics applicable to our directors and executive officers, including our chief executive officer (our principal executive officer), our chief financial officer (our principal financial officer) and our chief accounting officer (our principal accounting officer), in accordance with applicable laws and regulations.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in our 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement.

The following chart sets forth certain information as of December 31, 2005, with respect to our equity compensation plans, specifically our 1998 Stock Incentive Plan, or the 1998 Plan, 2004 Stock Incentive Plan, or the 2004 Plan, and 2004 Employee Stock Purchase Plan, or the ESPP. Each of the 1998 Plan, the 2004 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,298,383	$5.93	1,783,710	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	10,298,383	$5.93	1,783,710	(1)

(1)	Includes 1,001,004 shares reserved for issuance under the 2004 Plan. The number of shares reserved for issuance under the 2004 Plan automatically increases on January 1st of each year by the lesser of (i) 3,750,000 shares, (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors. In addition, the number of shares reserved for issuance under the 2004 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Plan. Also includes 782,706 shares reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 750,000 shares, or (ii) one and one-quarter percent (1.25%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Party Transactions” in our 2006 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies” in our 2006 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedules

See item 15(c) below.

3. Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Atheros Communications, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.4(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.5	Lease Agreement dated as of April 8, 2005, between Registrant and Prentiss Properties Acquisition Partners, L.P., (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2005, and incorporated herein by reference).

10.6	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.7(1)	Employment Agreement, dated February 15, 2000, by and between the Registrant and Richard Bahr (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.8(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.9(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

Exhibit Number	Description
10.10(1)	Offer Letter, dated November 19, 2003, by and between the Registrant and Paul G. Franklin (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated July 4, 2005, by and between the Registrant and Todd Antes (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.12(1)	Offer Letter, dated December 29, 2005, by and between the Registrant and Gary Szilagyi.

10.13(1)	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.14(1)	Summary of 2005 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on March 23, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.15(1)	Consulting Agreement, dated as January 1, 2002, between the Registrant and Teresa Meng (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.16(1)	Amendment to Consulting Agreement dated as of January 1, 2006, between the Registrant and Teresa Meng.

10.17	Second Amended and Restated Investors’ Rights Agreement dated April 18, 2001 and amendments thereto (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 48).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2006

ATHEROS COMMUNICATIONS, INC.

/s/ CRAIG H. BARRATT
Craig H. Barratt Chief Executive Officer and President (Principal executive officer)

/s/ JACK R. LAZAR
Jack R. Lazar Vice President, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

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

Signature	Title	Date
/s/ JOHN L. HENNESSY John L. Hennessy	Chairman of the Board of Directors	March 10, 2006

/s/ CRAIG H. BARRATT Craig H. Barratt	President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2006

/s/ JACK R. LAZAR Jack R. Lazar	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 10, 2006

/s/ DAVID D. TORRE David D. Torre	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2006

/s/ DANIEL A. ARTUSI Daniel A. Artusi	Director	March 10, 2006

/s/ FOREST BASKETT Forest Baskett	Director	March 10, 2006

/s/ TERESA H. MENG Teresa H. Meng	Director	March 10, 2006

/s/ MARSHALL L. MOHR Marshall L. Mohr	Director	March 10, 2006

/s/ ANDREW S. RAPPAPORT Andrew S. Rappaport	Director	March 10, 2006

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.4(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.5	Lease Agreement dated as of April 8, 2005 between Registrant and Prentiss Properties Acqusition Partners, L.P., (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2005, and incorporated herein by reference).

10.6	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.7(1)	Employment Agreement, dated February 15, 2000, by and between the Registrant and Richard Bahr (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.8(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.9(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.10(1)	Offer Letter, dated November 19, 2003, by and between the Registrant and Paul G. Franklin (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated July 4, 2005, by and between the Registrant and Todd Antes (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.12(1)	Offer Letter, dated December 29, 2005, by and between the Registrant and Gary Szilagyi.

10.13(1)	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.14(1)	Summary of 2005 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on March 23, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.15(1)	Consulting Agreement, dated January 2002, between the Registrant and Teresa Meng (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.16(1)	Amendment to Consulting Agreement dated as of January 1, 2006, between the Registrant and Teresa Meng.

10.17	Second Amended and Restated Investors’ Rights Agreement dated April 18, 2001 and amendments thereto (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of attorney (see page 48).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

ATHEROS COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Atheros Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 10, 2006

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$75,425	$32,971
Marketable securities	98,220	121,514
Accounts receivable, net	28,381	29,750
Inventory	20,475	15,215
Prepaid expenses, deferred income taxes and other current assets	9,111	3,611

Total current assets	231,612	203,061
Property and equipment, net	5,557	2,757
Deferred income taxes and other assets	2,010	545

	$239,179	$206,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,755	$11,172
Deferred revenue	2,435	1,224
Accrued and other liabilities	24,023	20,626

Total current liabilities	41,213	33,022

Other long-term liabilities	1,000	301
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0005 par value, 200,000,000 shares authorized; 49,794,201 and 47,946,900 shares issued and outstanding at December 31, 2005 and 2004, respectively	255,469	249,638
Stockholder notes receivable	—	(7)
Deferred stock-based compensation	(935)	(2,484)
Accumulated other comprehensive loss	(489)	(340)
Accumulated deficit	(57,079)	(73,767)

Total stockholders’ equity	196,966	173,040

	$239,179	$206,363

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Years Ended December 31,
	2005	2004	2003
Net revenue	$183,485	$169,607	$87,357
Cost of goods sold(1)	102,389	91,321	50,505

Gross profit	81,096	78,286	36,852

Operating expenses:
Research and development(1)	46,696	41,462	29,112
Sales and marketing(1)	17,225	14,907	11,515
General and administrative(1)	9,769	8,523	5,825
Stock-based compensation	1,856	3,718	3,358

Total operating expenses	75,546	68,610	49,810

Income (loss) from operations	5,550	9,676	(12,958)
Interest income (expense), net	4,854	2,089	(83)

Income (loss) before income taxes	10,404	11,765	(13,041)
Income tax (benefit) provision	(6,284)	941	125

Net income (loss)	$16,688	$10,824	$(13,166)

Basic net income (loss) per share	$0.34	$0.25	$(1.07)

Shares used in computing basic net income (loss) per share	48,777	42,886	12,335

Diluted net income (loss) per share	$0.31	$0.21	$(1.07)

Shares used in computing diluted net income (loss) per share	53,572	51,981	12,335

(1) Amounts exclude stock-based compensation, as follows:
Cost of goods sold	$94	$253	$223
Research and development	1,092	1,242	1,561
Sales and marketing	133	918	244
General and administrative	537	1,305	1,330

	$1,856	$3,718	$3,358

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

In thousands, except share amounts

	Convertible Preferred Stock		Common Stock		Stockholder Notes Receivable	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2003	30,043,580	$98,344	12,841,179	$3,718	$(186)	$—	$11	$(71,425)	$30,462
Components of comprehensive loss:
Net loss								(13,166)	(13,166)
Unrealized loss on marketable securities							(14)		(14)

Total comprehensive loss									(13,180)
Exercise of stock options			991,245	1,563					1,563
Issuance of stock options in exchange for services				968					968
Repurchase of common stock			(7,110)	(6)					(6)
Acceleration of vesting of stock options				929					929
Deferred stock-based compensation				7,828		(7,828)			—
Amortization of deferred stock-based compensation						1,487			1,487
Collection of stockholder notes receivable					63				63

BALANCES, December 31, 2003	30,043,580	98,344	13,825,314	15,000	(123)	(6,341)	(3)	(84,591)	22,286
Components of comprehensive income:
Net income								10,824	10,824
Unrealized loss on marketable securities							(337)		(337)

Total comprehensive income									10,487
Issuance of common stock pursuant to initial public offering, net of offering expenses			10,350,000	133,207					133,207
Conversion of preferred stock to common stock in conjunction with initial public offering	(30,043,580)	(98,344)	22,532,670	98,344					—
Exercise of stock options and warrants			1,093,917	1,377					1,377
Issuance of common stock pursuant to employee stock purchase plan			165,117	1,744					1,744
Repurchase of common stock			(20,118)	(30)					(30)
Reversal of deferred stock-based compensation				(139)		139			—
Amortization of deferred stock-based compensation						3,718			3,718
Tax benefit on employee stock transactions				135					135
Collection of stockholder notes receivable					116				116

BALANCES, December 31, 2004	—	—	47,946,900	249,638	(7)	(2,484)	(340)	(73,767)	173,040
Components of comprehensive income:
Net income								16,688	16,688
Unrealized loss on marketable securities							(149)		(149)

Total comprehensive income									16,539
Exercise of stock options			1,367,234	2,857					2,857
Issuance of common stock pursuant to employee stock purchase plan			401,513	2,536					2,536
Repurchase of common stock			(15,446)	(28)					(28)
Issuance of restricted stock			94,000	785		(785)			—
Reversal of deferred stock-based compensation				(478)		478			—
Amortization of deferred stock-based compensation						1,856			1,856
Tax benefit on employee stock transactions				159					159
Forgiveness of stockholder notes receivable					7				7

BALANCES, December 31, 2005	—	$—	49,794,201	$255,469	$—	$(935)	$(489)	$(57,079)	$196,966

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,688	$10,824	$(13,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,846	1,743	1,839
Issuance of common stock in exchange for services	—	—	968
Acceleration of vesting of stock options	—	—	929
Amortization of deferred stock-based compensation	1,856	3,718	1,487
Amortization of warrants	4	25	61
Loss on disposal of property and equipment	57	168	25
Deferred income tax	(7,535)	—	—
Tax benefit on employee stock transactions	159	135	—
Change in assets and liabilities:
Accounts receivable	1,369	(19,895)	(8,080)
Inventory	(5,260)	(4,286)	(6,483)
Prepaid expenses and other current assets	(452)	(1,523)	(118)
Accounts payable	3,420	(4,413)	13,012
Deferred revenue	1,059	786	(31)
Accrued and other liabilities	3,846	10,036	7,290

Net cash provided by (used in) operating activities	17,057	(2,682)	(2,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(4,087)	(2,322)	(1,466)
Purchase of marketable securities	(65,714)	(224,399)	(17,417)
Maturities of marketable securities	88,859	117,972	26,487
Other assets	1,025	1,059	(904)

Net cash provided by (used in) investing activities	20,083	(107,690)	6,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,365	136,298	1,557
Collection of stockholder notes receivable	—	116	63
Short-term borrowings	—	(4,000)	4,000
Proceeds from issuance of debt	—	—	2,000
Repayments of debt and capital lease obligations	(51)	(2,686)	(1,532)

Net cash provided by financing activities	5,314	129,728	6,088

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,454	19,356	10,521
CASH AND CASH EQUIVALENTS, Beginning of year	32,971	13,615	3,094

CASH AND CASH EQUIVALENTS, End of year	$75,425	$32,971	$13,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$120	$378

Cash paid for income taxes	$243	$371	$59

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

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The Company believes that the carrying amounts of the financial instruments approximates their respective fair market values due to their short maturities.

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

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives as follows: furniture and fixtures—five years; computer software and hardware—three to five years. Amortization of leasehold improvements and equipment under capital lease agreements is computed using the straight-line method over the shorter of the initial lease term or the estimated useful lives of the related assets.

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

Revenue from the sale of semiconductors is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is reasonably assured. Delivery is generally considered to have occurred upon shipment. For a limited number of customers, title does not pass until the product reaches the customer’s premises, in which case revenue is recognized when the product is received by the customer.

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

For arrangements where vendor-specific objective evidence of fair value (“VSOE”) exists for the undelivered elements, the Company defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for the undelivered items, the Company recognizes the entire arrangement fee ratably over the service period.

Product Warranty—The Company provides a warranty on its products for a period of one year, and provides for warranty costs at the time of sale based on historical activity. The determination of such provisions

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during the years ended December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004
Beginning balance	$1,023	$578
Additions related to current period sales	1,518	1,374
Warranty costs incurred in the current period	(418)	(365)
Adjustments to accruals related to prior period sales	(962)	(564)

Ending balance	$1,161	$1,023

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

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$16,688	$10,824	$(13,166)
Add: total stock-based employee compensation included in reported net income (loss)	1,856	3,718	2,416
Less: total stock-based compensation determined under the fair value based method for all awards	(10,773)	(8,675)	(2,955)

Pro forma net income (loss)	$7,771	$5,867	$(13,705)

Basic net income (loss) per share as reported	$0.34	$0.25	$(1.07)

Diluted net income (loss) per share as reported	$0.31	$0.21	$(1.07)

Pro forma basic net income (loss) per share	$0.16	$0.14	$(1.11)

Pro forma diluted net income (loss) per share	$0.15	$0.11	$(1.11)

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

	Stock Option Plans			Employee Stock Purchase Plan
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004
Estimated life (in years)	4.0	4.5	4.5	0.5	0.5
Risk-free interest rate	4.0%	3.4%	3.3%	1.8 – 2.2%	1.3 – 1.9%
Expected dividends	—	—	—	—	—
Volatility (subsequent to November 26, 2003)	60%	80%	95%	32 – 60%	80%

Because the Company’s common stock has recently become publicly traded, its historical data on the volatility of its common stock is limited. Therefore, the Company estimates volatility based on the average volatilities of similar entities. The estimated weighted average fair value of employee stock options granted during the years ended December 31, 2005, 2004 and 2003 were $4.66, $5.72 and $1.52, respectively.

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

Research and Development—Costs incurred in research and development are charged to operations as incurred. The Company grants developers access to its technology through technology development arrangements. The Company recorded $119,000 as a reduction of research and development costs for fees received under such arrangements in the year ended December 31, 2003. No such amounts were recorded as a reduction of research and development costs during the years ended December 31, 2005 and 2004. The Company expenses all costs for internally developed patents as incurred.

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

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)—Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity, but are excluded from net income (loss). Statements of comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 have been included within the consolidated statements of stockholders’ equity. Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists of the unrealized loss on marketable securities.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Risks associated with cash and cash equivalents and marketable securities are mitigated by banking with and purchasing money market funds, commercial paper, market auction preferred stock, corporate notes and corporate bonds from creditworthy institutions. The Company sells its products primarily to companies in the technology industry and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company reduced the allowance for doubtful accounts by $38,000 for the year ended December 31, 2005 and increased the allowance by $410,000 and $422,000 for the years ended December 31, 2004 and 2003, respectively. Receivables written off against the allowance aggregated $51,000 and $9,000 for the years ended December 31, 2005 and 2004, respectively, and no receivables were written off during the year ended December 31, 2003. The allowance for doubtful accounts at December 31, 2005, 2004 and 2003 was $744,000, $833,000 and $432,000, respectively.

Recently Issued Accounting Standards—In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 would have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29, Accounting For Nonmonetary Transactions (“APB 29”), is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period.

The Company will recognize stock-based compensation expense on all share-based payment awards made to employees on a graded vesting basis over the requisite service period using the modified prospective method beginning in the first quarter of fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. In addition, the FASB has issued several FASB Staff Positions (“FSPs”) that provide interpretive guidance for the implementation of SFAS 123R. The Company will apply the principles of SAB 107 and the FSPs in conjunction with its adoption of SFAS 123R. The Company expects that the adoption of SFAS 123R will have a significant adverse impact on the Company’s consolidated results of operations. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 1 to the consolidated financial statements may not be representative of the impact of adopting SFAS 123R.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the new standard does not change the transition provisions of any existing accounting pronouncements. The Company’s consolidated financial position and results of operations would only be impacted following the adoption of SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe adoption of this FSP will have a material impact on the Company’s consolidated financial position or results of operations.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Marketable Securities

Marketable securities consist of (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$15,604	$—	$—	$15,604
Commercial paper	48,380	11	—	48,391
Corporate notes	5,408	—	(27)	5,381
Corporate bonds	4,523	—	(25)	4,498
U.S. government securities	69,093	—	(448)	68,645
Market auction preferred stock	22,685	—	—	22,685

Total	165,693	11	(500)	165,204
Less: Amounts included in cash and cash equivalents	(66,984)	—	—	(66,984)

	$98,709	$11	$(500)	$98,220

	December 31, 2004
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$2,163	$—	$—	$2,163
Commercial paper	20,560	—	—	20,560
Corporate notes	13,104	—	(82)	13,022
U.S. government securities	64,739	—	(258)	64,481
Market auction preferred stock	46,353	—	—	46,353

Total	146,919	—	(340)	146,579
Less: Amounts included in cash and cash equivalents	(25,065)	—	—	(25,065)

	$121,854	$—	$(340)	$121,514

The contractual maturities of available-for-sale debt securities at December 31, 2005 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$85,575	$85,148
Due between one and two years	13,134	13,072

	$98,709	$98,220

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventory

Inventory at December 31 consists of (in thousands):

	December 31,
	2005	2004
Finished goods	$8,574	$4,442
Work in process	9,505	8,283
Raw materials	2,396	2,490

Total	$20,475	$15,215

4. Property and Equipment

Property and equipment at December 31 consist of (in thousands):

	December 31,
	2005	2004
Machinery and equipment	$8,090	$7,316
Software	613	1,169
Furniture and fixtures	650	277
Leasehold improvements	2,132	311

	11,485	9,073
Accumulated depreciation and amortization	(5,928)	(6,316)

Property and equipment, net	$5,557	$2,757

At December 31, 2005 and 2004, the Company had no assets under capital lease agreements.

The Company entered into an agreement under which it will receive equipment in exchange for services. During 2005, the Company received equipment which the Company recorded at the equipment’s fair value of $285,000. Since the Company has not yet rendered any services for the equipment, the Company has recorded $285,000 in accrued liabilities at December 31, 2005. There was no gain or loss recorded on the transaction.

5. Accrued Liabilities

Accrued liabilities at December 31 consist of (in thousands):

	December 31,
	2005	2004
Accrued customer incentives	$9,471	$10,388
Accrued compensation and benefits	6,068	3,923
Other liabilities	8,484	6,315

Total	$24,023	$20,626

6. Bank Loan and Security Agreement

During 2003, the Company entered into a loan agreement (the “Agreement”) with a bank which allowed the Company to finance up to $10,000,000 of working capital requirements (subject to certain limitations) and

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2,000,000 of equipment purchases. In 2003 the Company borrowed $4,000,000 and $1,837,000 under the working capital and equipment purchase arrangements, respectively. The Company repaid all amounts in full, in February 2004, so that at December 31, 2004 there were no balances outstanding. The Agreement was originally due to terminate in March 2003 but has been subsequently amended and renewed on an annual basis. The amended Agreement, which currently expires in March 2006, provides the Company with a revolving line of credit facility of up to $10,000,000 to fund working capital requirements. Borrowings under the amended Agreement are secured by all of the tangible assets of the Company. The amended Agreement contains certain financial and non-financial covenants. Interest on any borrowings is payable monthly and is calculated at the bank’s prime rate (7.25% at December 31, 2005). Borrowings under this line are due March 29, 2006. The Company did not draw down on the line of credit during 2005, and at December 31, 2005 the Company had $10,000,000 available for borrowing.

7. Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating lease agreements. Under the former lease agreement for its previous principal facility, the Company was required to maintain a restricted cash balance of $1,125,000, which was included in prepaid expenses and other current assets at December 31, 2004. Under the new lease agreement for its principal facility the Company is no longer required to maintain a restricted cash balance. This lease expires in 2010 and the Company has the option to extend the lease beyond the initial term for two periods of three years each.

At December 31, 2005, future minimum annual lease payments under operating leases are as follows (in thousands):

Operating Leases
2006	$2,080
2007	1,805
2008	1,331
2009	1,358
2010	805
Thereafter	—

Total minimum lease payments	$7,379

Rent expense was $1,982,000, $1,863,000 and $1,610,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Licensing Agreements

The Company entered into several licensing agreements which allow it to use certain software for specified periods of time. As of December 31, 2005, minimum payments under these agreements are $4,192,000, $3,149,000 and $2,138,000 in 2006, 2007 and 2008, respectively. Research and development expense associated with these licensing agreements was $5,115,000, $4,678,000 and $2,608,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Contingencies

From time to time, the Company may become involved in litigation. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any costs in connection with these indemnification agreements through December 31, 2005.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. There have been no claims under such indemnification provisions through December 31, 2005.

8. Stockholders’ Equity

Common Stock Offering

In February 2004, the Company completed an initial public offering of 10,350,000 shares of common stock for net proceeds of $133,207,000. Immediately prior to the completion of the initial public offering, all outstanding shares of preferred stock were converted to a total of 22,532,670 shares of common stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock at a $0.0005 par value per share. The board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2005, no preferred stock was outstanding.

1998 and 2004 Stock Incentive Plans

In October 1998 the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the board of directors and was subsequently approved by stockholders. Upon completion of the Company’s initial public offering, the 1998 Plan was terminated and no shares are available for future issuance under the 1998 Plan. Shares that are subject to options that expire, terminate or are cancelled, that are forfeited or as to which options have not been granted under the 1998 Plan will become available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”). The 1998 Plan permitted the Company to grant stock options to employees, officers, directors, and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options as determined by the board of directors. These options generally expire ten years from the date of grant and are immediately exercisable. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. At December 31, 2005, 79,139 unvested shares were subject to repurchase by the Company at the original issuance price.

In January 2004 the Company’s 2004 Plan was adopted by the board of directors and was subsequently approved by stockholders. The 2004 Plan became effective upon the completion of the Company’s initial public offering in February 2004. The 2004 Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. Incentive stock options may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. A total of 2,250,000 shares of common stock were originally authorized for issuance under the 2004 Plan. In addition to shares that may from time to time be transferred from

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 1998 Plan to the 2004 Plan reserve, an annual increase in the 2004 Plan share reserve is added on the first day of each year. Initial hire-on stock options granted under the 2004 Plan are exercisable upon vesting and generally vest 25% on the first anniversary of the grant date and then monthly thereafter over the remaining 36 months. Subsequent discretionary stock option grants generally vest equally each month over 48 months.

Option activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2003 (1,076,629 vested at a weighted average exercise price of $0.96 per share)	4,702,967	$1.47
Granted	4,754,503	2.48
Exercised	(991,245)	1.58
Canceled	(560,339)	1.69

Outstanding, December 31, 2003 (1,944,034 vested at a weighted average exercise price of $1.33 per share)	7,905,886	2.04
Granted	2,557,022	9.23
Exercised	(1,006,194)	1.41
Canceled	(337,611)	5.83

Outstanding, December 31, 2004 (3,219,989 vested at a weighted average exercise price of $1.96 per share)	9,119,103	3.99
Granted	3,228,183	9.69
Exercised	(1,367,234)	2.17
Canceled	(681,669)	5.36

Outstanding, December 31, 2005	10,298,383	$5.93

Additional information regarding options outstanding as of December 31, 2005 is as follows:

Options Outstanding				Options Vested
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.07-0.89	201,629	4.49	$0.63	201,629	$0.63
$1.72	3,141,917	6.67	1.72	2,413,575	1.72
$1.99-2.52	1,156,490	6.74	2.08	510,986	2.10
$3.33-7.75	1,490,583	6.03	6.91	563,809	6.63
$7.90-$9.63	2,770,901	6.78	9.30	399,830	9.26
$9.72-17.59	1,536,863	9.08	11.08	169,297	13.12

$0.07-17.59	10,298,383	7.03	$5.93	4,259,126	$3.53

Employee Stock Purchase Plan

In January 2004, the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) was adopted by the board of directors and was subsequently approved by stockholders. A total of 750,000 shares of common stock were originally reserved for issuance under the 2004 Purchase Plan. The number of shares reserved for issuance under the 2004 Purchase Plan is increased on the first day of each year. The 2004 Purchase Plan permits eligible

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,875 shares may be purchased by each eligible employee during a single purchase period. Each offering period will have a maximum duration of 24 months, with new offering periods beginning in May and November. Purchase periods for the 2004 Purchase Plan have a duration of six months. The purchase price under the 2004 Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. During the years ended December 31, 2005 and 2004, 401,513 and 165,117 shares, respectively, were purchased under the 2004 Purchase Plan.

Restricted Stock

In April 2005, the Company issued 94,000 shares of restricted stock to employees pursuant to the 2004 Plan. The Company determined the fair value of the restricted stock grant to be $785,000 by reference to the quoted market price of the stock at the date of grant and is amortizing this amount on a graded vesting method over two years. Compensation expense related to the issuance of restricted stock was $573,000 for the year ended December 31, 2005.

Issuance of Equity Instruments in Exchange for Services

During the year ended December 31, 2003, the Company issued options to outside advisors for the purchase of 105,000 shares of common stock at a weighted average exercise price of $2.02 per share. The options originally vested over a period of 48 months. The Company accounted for the unvested options under variable accounting. The fair value of these awards during the year ended December 31, 2003 was calculated using the Black-Scholes pricing model with the following weighted average assumptions: option term, remaining statutory life; volatility, 75%, risk-free interest rate, 4.5% and no dividends during the option term. During November 2003 the Company accelerated the vesting of these options. This acceleration enabled the option-holders to vest immediately in 105,000 options, which otherwise would have vested over 48 months. In connection with this acceleration, the Company recorded $721,000 as compensation expense based on the fair value of the options at the date of acceleration. At December 31, 2005 and 2004, all options granted to non-employees have vested.

The compensation expense for all non-employee awards for the year ended December 31, 2003, including charges related to the acceleration of vesting, aggregated $968,000 and was recognized in the accompanying statement of operations in accordance with the related service being performed. During the years ended December 31, 2005 and 2004, the Company did not issue options to non-employees. Accordingly, there was no compensation expense for non-employee awards during the years ended December 31, 2005 and 2004.

Acceleration of Vesting of Employee Stock Options

During the year ended December 31, 2003, in connection with severance agreements relating to the termination of certain employees, the Company accelerated the vesting of options to purchase common stock beyond their employment period. This acceleration enabled these employees to vest in an additional 331,156 options over the number to which they would normally be entitled. The Company recorded compensation expense equal to the intrinsic value of the options at the date that each employee accepted the severance agreement, which aggregated $929,000 for the year ended December 31, 2003. The Company did not accelerate the vesting of employee stock options during the years ended December 31, 2005 and 2004.

Deferred Stock-Based Compensation

During the year ended December 31, 2003, the Company issued 4,606,012 options to purchase common stock to employees at a weighted average exercise price of $2.49 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock of $4.20 per share. The

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cumulative deferred stock-based compensation with respect to these grants totaled $7,828,000 and is being amortized to expense on a graded vesting method over the vesting period of the options through 2008.

9. Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$16,688	$10,824	$(13,166)

Denominator:
Weighted average shares outstanding	48,946	43,219	13,147
Weighted average shares subject to repurchase	(118)	(333)	(812)
Weighted average restricted stock	(51)	—	—

Shares used to calculate basic net income (loss) per share	48,777	42,886	12,335

Effect of dilutive securities:
Common stock options and warrants	4,626	6,100	—
Common shares subject to repurchase	169	333	—
Convertible preferred stock	—	2,662	—

Shares used to calculate diluted net income (loss) per share	53,572	51,981	12,335

Basic net income (loss) per share	$0.34	$0.25	$(1.07)

Diluted net income (loss) per share	$0.31	$0.21	$(1.07)

The following common stock equivalents were excluded from the net income (loss) per share calculation as their effect would have been antidilutive (in thousands):

	Years ended December 31,
	2005	2004	2003
Stock options and warrants	1,251	297	7,906
Common shares subject to repurchase	—	—	575
Convertible preferred stock	—	—	22,533

Total potential shares of common stock excluded from diluted net income (loss) per share calculation	1,251	297	31,014

10. Income Taxes

The U.S. and foreign components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
U.S.	$21,874	$11,767	$(13,105)
Foreign	(11,470)	(2)	64

	$10,404	$11,765	$(13,041)

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax (benefit) provision consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Federal:
Current	$828	$417	$—
Deferred	(7,066)	—	—
State:
Current	66	8	—
Deferred	(469)	—	—
Foreign
Current	357	516	125

Income tax (benefit) provision	$(6,284)	$941	$125

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2005	2004	2003
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(6.1)	(6.1)	(11.6)
Research and development credits	(12.6)	(12.2)	9.1
Stock-based compensation	2.7	11.1	(8.2)
Change in valuation allowance	(126.1)	(22.4)	(27.1)
Foreign losses and tax rate differences	46.4	—	—
Other	0.3	2.6	2.8

Effective tax rate	(60.4)%	8.0%	—%

Significant components of the Company’s net deferred tax assets consist of (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Credit carryforwards	$13,139	$14,158
Net operating loss carryforwards	10,499	17,431
Other accruals and reserves recognized in different periods	1,041	1,063
Capitalized research and development	708	859
Deferred revenue	285	400
Inventory valuation	219	871
Excess book over tax depreciation and other	151	265

Total deferred tax assets	26,042	35,047
Valuation allowance	(18,507)	(35,047)

Net deferred tax assets	$7,535	$—

At December 31, 2005, the Company reassessed the valuation allowance previously recorded against its net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on the Company’s earnings history and projected future taxable income, the Company

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, the Company released a portion of the valuation allowance previously recorded against its deferred tax assets. The valuation allowance decreased by $16,540,000 and $2,641,000 in 2005 and 2004, respectively. The change in the valuation allowance in 2005 included net operating losses realized as well as the benefit given to certain deferred tax assets in the amount of $7,535,000. Approximately $5,987,000 of the valuation allowance at December 31, 2005 relates to the tax benefits of stock option deductions, which will be credited to equity if and when realized.

At December 31, 2005, the Company has federal and state net operating loss carryforwards of approximately $26,900,000 and $18,900,000, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will begin to expire in 2021 and 2008, respectively, if not utilized before these dates.

At December 31, 2005, the Company also has research and development credit carryforwards of approximately $7,600,000 and $6,900,000 available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2018. The state tax credit carryforward has no expiration.

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

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	December 31,
	2005	2004	2003
Taiwan	70%	86%	88%
China	16	3	—
United States	3	1	1
Other	11	10	11

Significant Customers

Customers representing greater than 10% of net revenues are as follows:

	December 31,
	2005	2004	2003
Alpha Networks, Inc.	15%	10%	*	%
Hon Hai Precision Industry	15	23	20
Cameo Communications, Inc.	13	12	28
Askey Computer Corporation	10	17	*

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customers representing greater than 10% of accounts receivable are as follows:

	December 31,
	2005	2004
Alpha Networks, Inc	16%	12%
Hon-Hai Precision Industry	16	13
Askey Computer Corp	11	25
UTStarcom, Inc.	11	—
Cameo Communications, Inc.	*	11

*	less than 10% in the applicable period.

12. Related Party Transactions

During the years ended December 31, 2005, 2004 and 2003 the Company recorded charges of $141,000, $158,000 and $211,000 related to a consulting agreement with one of its directors, under which this director provides engineering services to the Company.

Supplementary Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2005. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net revenue	$41,233	$43,374	$45,800	$53,078
Gross profit	18,366	18,045	19,907	24,778
Net income (loss)	1,669	(216)	2,152	13,083
Net income per share:
Basic	$0.03	$0.00	$0.04	$0.27
Diluted	$0.03	$0.00	$0.04	$0.24

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$43,099	$46,593	$38,262	$41,653
Gross profit	19,031	23,246	17,462	18,547
Net income	2,379	5,522	767	2,156
Net income per share:
Basic	$0.08	$0.12	$0.02	$0.05
Diluted	$0.05	$0.10	$0.01	$0.04

(1)	During the fourth quarter of 2005, the Company recorded an income tax benefit of $7,535,000, or $0.14 per share, related to the release of a portion of the valuation allowance previously recorded against the Company’s deferred tax assets.