Form 10-Q
period 2006-03-31
ATHEROS COMMUNICATIONS INC
filed 2006-05-10
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 4, 2006, 51,614,020 shares of Common Stock, par value $0.0005, were issued and outstanding.

Table of Contents

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$82,695	$75,425
Marketable securities	103,018	98,220
Accounts receivable, net	30,455	28,381
Inventory	24,606	20,475
Prepaid expenses, deferred income taxes and other current assets	4,760	9,111

Total current assets	245,534	231,612
Property and equipment, net	6,146	5,557
Deferred income taxes and other assets	8,750	2,010

Total assets	$260,430	$239,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,665	$14,755
Deferred revenue	2,097	2,435
Accrued and other liabilities	23,820	24,023

Total current liabilities	47,582	41,213

Other long-term liabilities	1,036	1,000
Commitments and contingencies
Stockholders’ equity:
Common stock	262,963	255,469
Deferred stock-based compensation	(461)	(935)
Accumulated deficit	(50,265)	(57,079)
Accumulated other comprehensive loss	(425)	(489)

Total stockholders’ equity	211,812	196,966

Total liabilities and stockholders’ equity	$260,430	$239,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenue	$61,084	$41,233
Cost of goods sold	31,666	22,893

Gross profit	29,418	18,340

Operating expenses:
Research and development	15,529	10,933
Sales and marketing	5,649	4,096
General and administrative	2,896	2,320

Total operating expenses	24,074	17,349

Income from operations	5,344	991
Interest income, net	1,816	972

Income before income taxes	7,160	1,963
Provision for income taxes	346	294

Net income	$6,814	$1,669

Basic net income per share	$0.14	$0.03

Shares used in computing basic net income per share	50,445	48,091

Diluted net income per share	$0.13	$0.03

Shares used in computing diluted net income per share	54,472	53,830

Net income for the three months ended March 31, 2006 included stock-based compensation expense totaling $2,973 before tax for stock options and purchases under the Company’s Employee Stock Purchase Plan recorded by the Company as a result of its adoption of SFAS123R on January 1, 2006. There was no stock-based compensation expense related to employee stock purchases under SFAS 123 for the three months ended March 31, 2005 because the Company did not adopt the optional recognition provisions of SFAS 123. Pro forma net income including stock-based compensation expense was $111 during the three months ended March 31, 2005. See Note 3 to the condensed consolidated financial statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,814	$1,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	635	365
Stock-based compensation	2,973	454
Deferred income tax	(772)	—
Excess tax benefits from stock-based compensation	(885)	64
Change in assets and liabilities:
Accounts receivable	(2,074)	1,743
Inventory	(4,131)	(2,715)
Prepaid expenses and other current assets	(1,617)	(2,130)
Accounts payable	6,587	4,552
Deferred revenue	(263)	445
Other accrued liabilities	264	(323)

Net cash provided by operating activities	7,531	4,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(522)	(367)
Purchase of marketable securities	(22,437)	(23,187)
Maturities of marketable securities	17,703	29,504

Net cash provided by (used in) investing activities	(5,256)	5,950

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	4,110	950
Excess tax benefits from stock-based compensation	885	—

Net cash provided by financing activities	4,995	950

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,270	11,024
CASH AND CASH EQUIVALENTS, Beginning of period	75,425	32,971

CASH AND CASH EQUIVALENTS, End of period	$82,695	$43,995

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

Basis of Presentation and Use of Estimates – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2005 balance sheet was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005 included in its annual report on Form 10-K, as filed on March 10, 2006 with the SEC. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2005.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For stock-based awards granted before the Company’s initial public offering in February 2004, the Company continues to amortize previously recorded deferred stock compensation expense following the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation costs for all stock-based compensation awards granted after December 31, 2005 on a straight line basis over the requisite service period of the awards, which is generally the option vesting term of four to five years.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures (“SFAS 148”). The Company amortized deferred stock-based compensation using the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provided for vesting of the overall awards at interim dates and resulted in accelerated vesting as compared to the straight-line method.

Net Income (Loss) per Share – Basic net income (loss) per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The dilutive effect of outstanding options, warrants and restricted stock is reflected in dilutive earnings per share by application of the treasury stock method, which takes into consideration the unrecognized compensation cost as required by SFAS 123R.

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

	Three Months Ended March 31,
	2006	2005
Beginning balance	$1,161	$1,023
Additions related to current period sales	396	399
Warranty costs incurred in the current period	(107)	(99)
Adjustments to accruals related to prior period sales	(278)	(193)

Ending balance	$1,172	$1,130

3. Stock-Based Compensation

Stock-Based Compensation Plans

The Company has two Stock Incentive Plans: the 1998 Stock Incentive Plan (the “1998 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon completion of the Company’s initial public offering in February 2004, the 1998 Plan was terminated and no shares are available for future issuance under the 1998 Plan. Shares that are subject to options that expire, terminate or are cancelled, that are forfeited or as to which options have not been granted under the 1998 Plan will become available for issuance under the 2004 Plan.

The 2004 Plan, which became effective upon the completion of the Company’s initial public offering in February 2004, provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. A total of 2,250,000 shares of common stock were originally authorized for issuance under the 2004 Plan. In addition to shares that may from time to time be transferred from the 1998 Plan to the 2004 Plan reserve, an annual increase in the 2004 Plan reserve is added on the first day of each year. Initial hire-on stock options granted under the 2004 Plan are exercisable upon vesting and generally vest 25% on the first anniversary of the grant date and then monthly thereafter over the remaining 36 months. Subsequent discretionary stock option grants generally vest equally each month over 48 months. Initial hire-on options expire ten years from the date of grant while discretionary options granted subsequent to September 2005 generally expire five years from the date of grant.

The cost of restricted stock awards granted under the 2004 Plan, determined based on the fair market value of the shares at the date of grant, is expensed on a graded vesting method for grants issued prior to January 1, 2006 and on a straight line basis for restricted stock awards issued after December 31, 2005. At March 31, 2006, the Company had 77,000 shares of restricted stock outstanding.

The Company also has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation at the lower of 85% of the fair market value of the of the common stock on either the first trading day of the offering period or on the last trading day of the purchase period over a 24 month overlapping period, whichever is less. In April 2006, the Company amended its ESPP so that offering periods under the plan shall consist of consecutive six month periods instead of overlapping 24 month periods. The Company’s ESPP is considered compensatory under the provisions of SFAS123R.

The Company’s 1998 Plan, 2004 Plan and ESPP are described more fully in the Company’s 2005 Annual Report on Form 10-K and Form 8-K dated April 19, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adoption of SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize deferred stock compensation expense following the provisions of APB 25. The Company recognizes these compensation costs for stock awards granted prior to January 1, 2006 using the graded vesting method, and for stock awards granted after December 31, 2005 on a straight line basis, over the requisite service period of the awards, which is generally the option vesting term of four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value in accordance with the provisions of SFAS123R.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with the provisions of APB 25 and provided the disclosures required by SFAS 123, as amended by SFAS 148.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. In accordance with SFAS 123R, the cash flows resulting from excess tax benefits (tax deductions in excess of the stock-based compensation cost recognized for those options) are classified as financing cash flows.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three months ended March 31, 2006 is approximately $2,320,000 lower than the net income the Company would have reported had it not adopted SFAS123R. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.18 and $0.17, respectively, if the Company had not adopted SFAS 123R.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is amortized on a graded vesting basis over the requisite service periods of the awards for options granted prior to January 1, 2006 and using a straight-line basis for options granted after December 31, 2005.

Expected Term – The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the Company has based its expected term on the expected terms used by similar entities.

Expected Volatility – Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted from November 26, 2003 to December 31, 2005 were valued using the Black-Scholes valuation model, with a volatility factor based on the average stock volatilities of the Company’s publicly traded competitors because the Company did not have a sufficient trading history. For the quarter ended March 31, 2006, the Company estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of similar entities.

Risk-Free Interest Rate – The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend – The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Estimated life (in years)	4.0	4.0
Expected Volatility	42%	64%
Risk-free interest rate	4.4%	3.6%
Expected dividends	—	—

Weighted average grant-date fair value	$6.06	$5.29

During the three months ended March 31, 2006 and 2005 there were no purchases under the Employee Stock Purchase Plan.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Cost of sales	$118	$26
Research and development	1,690	169
Sales and marketing	677	88
General and administrative	488	171

	$2,973	$454

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $19,397,000, net of estimated forfeitures of $2,528,000. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s Stock Incentive Plans (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,298	$5.93
Granted	1,204	15.78
Exercised	(1,260)	3.32
Forfeitures and cancellations	(298)	7.54

Outstanding at March 31, 2006	9,944	$7.40	6.74	$186,821

Vested and expected to vest at March 31, 2006	9,199	$7.25	6.73	$174,224

Exercisable at March 31, 2006	3,736	$4.28	6.63	$81,845

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 9,944,000 options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $17,183,000, determined as of the date of option exercise.

The following table summarizes the company’s restricted stock award activity for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2006	59	$8.35
Granted	30	24.30
Vested	(12)	8.35
Forfeited	—	—

Nonvested stock at March 31, 2006	77	$14.41

Pro Forma Disclosures

Pro forma information required under SFAS 123 for periods prior to fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS 123, to options granted under the Company’s stock-based compensation plans, was as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income as reported	$1,669
Add: total stock-based employee compensation included in reported net income	454
Less: total stock-based compensation determined under the fair value based method for all awards	(2,012)

Pro forma net income	$111

Basic net income per share as reported	$0.03

Diluted net income per share as reported	$0.03

Pro forma basic net income per share	$0.00

Pro forma diluted net income per share	$0.00

4. Inventory

Inventory consists of (in thousands):

	March 31, 2006	December 31, 2005
Finished goods	$10,957	$8,574
Work-in-process	9,821	9,505
Raw materials	3,828	2,396

Total	$24,606	$20,475

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2006	December 31, 2005
Accrued customer incentives	$10,048	$9,471
Accrued compensation and benefits	4,578	6,068
Other liabilities	9,194	8,484

Total	$23,820	$24,023

6. Income Taxes

The Company’s tax expense for the quarter ended March 31, 2006 is based on applying an annual effective tax rate of approximately 24% to pre-tax income less a one-time tax benefit of $1,392,000 due to the release of valuation allowance against deferred tax assets. At March 31, 2006, the Company reassessed the valuation allowance previously recorded against its net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on the Company’s projected future taxable income, the Company determined that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, the Company released a portion of the valuation allowance previously recorded against its deferred tax assets in the amount of $1,392,000.

7. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income (numerator)	$6,814	$1,669

Denominator for basic net income per share:
Weighted average shares outstanding	50,557	48,241
Weighted average shares subject to repurchase	(112)	(150)

Shares used to calculate basic net income per share	50,445	48,091
Effect of dilutive securities:
Common stock options and warrants	3,915	5,589
Shares subject to repurchase	112	150

Shares used to calculate diluted net income per share	54,472	53,830

Basic net income per share	$0.14	$0.03

Diluted net income per share	$0.13	$0.03

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 81,000 and 349,000 shares of the Company’s common stock were excluded from the net income per share calculation in the periods ended March 31, 2006 and 2005, respectively, as their effect would have been antidilutive.

8. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$6,814	$1,669
Other comprehensive income (loss):
Change in unrealized loss on investments	64	(300)

Total comprehensive income	$6,878	$1,369

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended March 31,
	2006	2005
Taiwan	56%	78%
China	32	6
United States	1	5
Other	11	11

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended March 31,
	2006	2005
Hon Hai Precision Industry Co., Ltd.	15%	17%
UTStarcom, Inc	13	*
Alpha Networks, Inc.	12	13
Askey Computer Corporation	11	10
Cameo Communications, Inc.	*	21

Customers representing greater than 10% of net accounts receivable are as follows:

	March 31, 2006	December 31, 2005
UTStarcom, Inc.	19%	11%
Hon Hai Precision Industry Co., Ltd.	18	16
Alpha Networks, Inc.	13	16
Askey Computer Corporation	13	11

*	less than 10% in the applicable period.

10. Subsequent Event

On April 24, 2006 the Company signed a definitive agreement to acquire ZyDAS Technology Corporation (“ZyDAS”), a privately held Taiwan-based fabless integrated circuit design company, specializing in high performance WLAN USB solutions. Under the terms of the agreement, the Company will issue a combination of $17,000,000 in cash and shares of the Company’s common stock, valued at approximately $6,700,000 for an aggregate purchase price of approximately $23,700,000. The definitive agreement includes other consideration that is contingent upon the future achievement of certain milestones. In addition, the Company will issue a combination of $1,000,000 in cash and restricted shares of the Company’s common stock valued at approximately $1,900,000 as guaranteed additional amounts to ZyDAS employees. The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition. The amount of that charge, if any, and the period in which it would be recorded has not yet been determined. A portion of the consideration payable to the stockholders of ZyDAS will be placed into escrow pursuant to the terms of the acquisition agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our average selling prices, the growth of our business, the market for our products and our market share, our strategy regarding new markets, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by ODMs through to OEMs outside Asia, our expenses, cost of goods sold and gross margins, development of new products, expanding our sales and marketing efforts, recognizing stock-based compensation and related accounting charges, our research and development activities in Taiwan, our accounts receivable balance, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our acquisition and investment strategy, our dependence on key personnel, our intellectual property, our compliance with applicable industry standards, market risk sensitive instruments, potential legal proceedings, our disclosure controls and procedures, the volatility of our stock, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets and other risks discussed in Part II, Item 1A. Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards and the draft 802.11n standard. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Acer, Fujitsu, Hewlett-Packard, Lenovo, NEC, Samsung, Sony and Toshiba and networking equipment manufacturers, including 2Wire, Cisco Systems, D-Link, NEC AT, and NETGEAR, and consumer electronics customers.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In the three months ended March 31, 2006, Hon-Hai Precision Industry Co., Ltd., UTStarcom, Inc., Alpha Networks, Inc. and Askey Computer Corporation accounted for 15%, 13%, 12% and 11% of our net revenue, respectively. In the three months ended March 31, 2005, Cameo Communications, Inc., Hon-Hai Precision Industry Co., Ltd., Alpha Networks, Inc. and Askey Computer Corporation accounted for 21%, 17%, 13% and 10% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% and 95% of net revenue in the three months ended March 31, 2006 and 2005, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Provision for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes and the realizability of assets in future years.

We continually assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, projections of future income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not assessed as being more likely than not, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that will not ultimately be recoverable.

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

Revenue Recognition. We derive revenue primarily from three sources:

•	the sale of our wireless chipsets and reference designs;

•	the licensing of our software and technical documentation; and

•	the provision of our services and technical support.

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

Stock-Based Compensation. Prior to January 1, 2006, we elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation. Therefore, we did not record any compensation expense for stock options we granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. We complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options.

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS No. 123(revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Under the modified prospective application method, compensation expense for stock-based awards granted by us as a public company prior to, but not yet vested as of January 1, 2006, is based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For stock-based awards granted before our initial public offering in February 2004, we continue to record compensation expense following the provisions of APB 25. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. At March 31, 2006 there was $22.1 million of total unrecognized compensation cost related to non-vested compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 2.6 years.

We estimate the fair value of options granted using the Black-Sholes option valuation model and the assumptions used shown in Note 4 to the condensed consolidated financial statements. We estimate the expected term of options based on the expected terms of similar entities since we do not have sufficient historical experience for determining the expected term of our stock option awards. We estimate the volatility of our common stock at the date of grant based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of similar entities since we do not have sufficient historical volatility to be able to make that determination.

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

Income Taxes. We account for income taxes under the asset and liability approach. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, projections of future income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and practical tax planning strategies. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we would increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Consolidated Statements of Operations Data:
Net revenue	100%	100%
Cost of goods sold	52	55

Gross profit	48	45
Operating expenses:
Research and development	25	27
Sales and marketing	9	10
General and administrative	5	5

Total operating expenses	39	42

Income from operations	9	3
Interest income, net	3	2
Provision for income taxes	(1)	(1)

Net income	11%	4%

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended March 31,		% Change in 2006
	2006	2005
Net revenue	$61,084	$41,233	48%

The increase in net revenue for the three months ended March 31, 2006 as compared to the same period in 2005 was due to the increased volume of chipsets shipped as a result of increased acceptance of our wireless chipset products, increased market demand for wireless networking products and the increased demand for our cellular solution for PAS products. The total number of chipsets shipped increased from approximately 4.7 million in the first quarter of 2005 to approximately 9.6 million in the first quarter of 2006. The increase in chipsets shipped was partially offset by a decrease in the average selling price as we competitively priced our chipsets to aggressively pursue market share. Additionally, our single chipset solutions, which have increased as a percentage of total chipsets shipped, are generally priced lower than the combined average selling prices of our multi-chip solutions.

Gross Profit

	Three Months Ended March 31,		% Change in 2006
	2006	2005
Gross profit	$29,418	$18,340	60%
% of net revenue	48%	45%

Gross profit as a percentage of revenue in the three months ended March 31, 2006 increased as compared to gross profit as a percentage of revenue in the comparable period of 2005 primarily as a result of an increase in higher margin products as a percentage of our total product mix, partially offset by a decline in the overall blended average selling prices of our products from $8.79 in the first quarter of 2005 to $6.35 in the first quarter of 2006. We expect our gross margins will continue to fluctuate in the second fiscal quarter of 2006 based on changes in the product mix.

Research and Development

	Three Months Ended March 31,		% Change in 2006
	2006	2005
Research and development	$15,529	$10,933	43%
% of net revenue	25%	27%

The increase in research and development expenses was primarily due to costs related to stock-based compensation, which increased by $1,597,000 due to the adoption of SFAS 123R, and an increase in other compensation-related costs of $1,403,000, due to a 21% increase in the number of employees engaged in research and development activities. In addition, there were increases in costs related to outside services, consulting, equipment and recruiting of $929,000, primarily resulting from increased chip development and recruiting efforts.

Sales and Marketing

	Three Months Ended March 31,		% Change in 2006
	2006	2005
Sales and marketing	$5,649	$4,096	38%
% of net revenue	9%	10%

The increase in sales and marketing expenses was primarily due to an increase in compensation-related costs of $1,026,000, primarily attributable to a 45% increase in the number of employees engaged in sales and marketing activities. In addition, there was an increase in costs related to stock-based compensation of $589,000 due to the adoption of SFAS 123R. The increases were partially offset by decreases totaling $306,000 related to commissions to independent sales representatives and consulting expenses.

General and Administrative

	Three Months Ended March 31,		% Change in 2006
	2006	2005
General and administrative	$2,896	$2,320	27%
% of net revenue	5%	5%

The increase in general and administrative expenses was primarily due to an increase in compensation-related costs of $371,000, primarily attributable to a 38% increase in the number of employees engaged in general and administrative activities. In addition, there was an increase in costs related to stock-based compensation of $317,000 due to the adoption of SFAS 123R.

Interest Income, Net

	Three Months Ended March 31,		% Change in 2006
	2006	2005
Interest income, net	$1,816	$972	87%
% of net revenue	3%	2%

During the three months ended March 31, 2006 we experienced increased interest income as compared to the same period in 2005, primarily due to increased cash, cash equivalents and marketable securities, resulting from working capital generated from operations. In addition, yields achieved on our investment portfolio have increased in the three months ended March 31, 2006 over the same period in 2005.

Provision for Income Taxes

	Three Months Ended March 31,		% Change in 2006
	2006	2005
Provision for income taxes	$346	$294	18%

Our tax expense for the three months ended March 31, 2006 is $346,000, which is comprised of our annual effective tax rate of approximately 24% less a one-time tax benefit of $1,392,000 due to the release of valuation allowance against deferred tax assets recognized due to sufficient positive evidence regarding realization of these deferred tax assets in future years. Our annual effective tax rate for 2006 differs from the fiscal 2005 rate and the U.S. statutory rate primarily due to the realization of previously reserved deferred tax assets such as net operating loss carryforwards and credits. Our annual effective tax rate for 2005 differs from the U.S. statutory rate due to the realization of net operating loss carryforwards.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes and the realizability of assets in future years.

We continually assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, projections of future income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If recovery is not likely, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence at March 31, 2006, it was considered more likely than not that a further valuation allowance release was required, generating a $1,392,000 tax benefit. In the event that actual results differ from our estimates or we adjust our estimates in future periods, tax expense could increase if additional valuation allowance is provided.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2006, consisted of cash, cash equivalents and marketable securities of $185.7 million, and our revolving credit facility, under which $10.0 million was available to borrow.

Operating Activities. Our operating activities provided $7.5 million of cash for the three months ended March 31, 2006 as compared to $4.1 million for the three months ended March 31, 2005. Cash flow from operating activities for the three months ended March 31, 2006 resulted from net income of $6.8 million, an increase in accounts payable of $6.6 million related to increases in inventory, partially offset by an increase in inventory of $4.1 million due to an inventory rise to meet increased future demand and an increase in accounts receivable of $2.1 million due to increased revenue and timing of customer payments. Cash flow from operating activities for the three months ended March 31, 2005 resulted from net income of $1.7 million, an increase in our accounts payable balance of $4.6 million due to the timing of payments for inventory, and a decrease in accounts receivable of $1.7 million due to the timing of collections from our customers, partially offset by an increase in our inventory by $2.7 million, due to inventory growth to meet increased demand.

Investing Activities. Our investing activities used $5.3 million in the three months ended March 31, 2006, and provided $6.0 million in the three months ended March 31, 2005. Our investing activities primarily consisted of the purchase and maturities of marketable securities and purchases of property and equipment.

Capital expenditures were $522,000 and $367,000 for the three months ended March 31, 2006 and 2005, respectively. These expenditures primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth.

Financing Activities. Our financing activities provided cash of $5.0 million and $950,000 in the three months ended March 31, 2006 and 2005, respectively. The cash provided in these periods primarily related to the issuance of common stock under our employee stock option plans. Our net cash provided by financing activities during the three months ended March 31, 2006 also included excess tax benefits from stock-based compensation.

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

We believe that our existing cash and cash equivalents and existing amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. On April 24, 2006 we signed a definitive agreement to acquire a company based in Taiwan. Under the terms of the agreement, we will issue a combination of $17.0 million in cash and shares of our common stock, valued at approximately $6.7 million. We may also enter into arrangements in the future with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Form 10-K filed with the SEC on March 10, 2006.

As of March 31, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of March 31, 2006, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of March 31, 2006, no balances were outstanding under the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

We do not currently engage in foreign currency hedging transactions and as a result we have relatively little exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

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

We derive substantially all of our revenue from the sale of chipsets for wireless applications. We currently expect our chipsets for wireless applications to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products in a timely manner or demand for our chipsets declines as a result of competition or technological changes, it would have a material negative impact on our business, operating results and financial position and our competitive position. For instance, we have recently developed and begun shipping products based on the draft 802.11n standard, and if we are not successful in marketing and selling this product, and in timely developing enhancements to this product, our financial results would be adversely affected. The markets for our wireless networking products are characterized by frequent introduction of next generation and new products, short product life cycles and significant price competition. If our customers or we are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations will suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which could reduce our gross margins and adversely affect our operating performance. Also, we are currently dependent on one customer for our single chip solution for PAS products. If we fail to maintain or grow our share of business with this customer and subsequently fail to win new customers for our PAS product, our revenue growth would be adversely affected.

If we are unable to develop competitive products that comply with rapidly changing standards, or if our products become obsolete as a result of changing standards, our operating results would suffer.

We design some of our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE recently adopted a draft 802.11n specification after considering many different proposals for the 802.11n standard and we have developed products based on this draft specification. If the IEEE does not formally adopt the 802.11n standard in a form substantially similar to the current draft, our products could become obsolete and our financial results would be harmed. In addition, if the 802.11n standard is widely adopted and our products are viewed by the market as not being competitive, our financial results would be adversely affected.

We may not be able to sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. Our revenue increased from $169.6 million in 2004 to $183.5 million in 2005 and our quarterly revenue increased from $41.2 million in the first quarter of 2005 to $61.1 million in the first quarter of 2006. We may not be able to achieve similar revenue growth rates for the remainder of 2006 or in future periods. In the event that we do achieve continued growth, the expansion of our business and operations will likely place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

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

Although we achieved profitability in the current and past quarters and in fiscal 2005 and 2004, we incurred a net loss in the second quarter of 2005, and we may incur losses in the future. Accordingly, we may not be able to generate sufficient revenue, or sufficiently control costs, in the future to sustain profitability.

At March 31, 2006, we had an accumulated deficit of approximately $50.3 million. During the three months ended March 31, 2006 we incurred $24.2 million in operating expenses and generated net income of $6.8 million. During the three months ended March 31, 2005, we incurred $17.3 million in operating expenses and generated net income of $1.7 million. We did, however, incur a net loss in the second quarter of 2005 and may incur losses in the future. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes in our existing markets as well as successfully introduce additional products for new markets in order to maintain profitability. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

The wireless communications market is characterized by rapidly changing technology, evolving industry standards, rapid changes in customer requirements and frequent product introductions. We must continually design, develop and introduce new products with improved features to be competitive. Our current and future products may not achieve market acceptance or adequately address the changing needs of the wireless market, and we may not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. In particular, if our recently developed products based on the draft 802.11n standard are not competitive or successful in the market, our financial results would be adversely affected. In addition, we introduce from time to time products with proprietary enhancements. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Our introduction of proprietary features involves risks associated with market acceptance of these new products and certification by industry standards groups. We have reviewed the rules and regulations of the various standards bodies and related industry organizations to which we belong or with which we are affiliated, and we believe there is not a significant risk that action would be taken that would undermine our ability to continue to leverage our affiliation with these organizations.

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

With the exception of our new product for the PAS cellular handset market, all of our products introduced to date have been for use in wireless networking applications. Our strategy includes developing and introducing new products for use in applications other than wireless data networking. Our future success will depend in part upon the success of any such products, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we have no experience in markets other than wireless data networking and PAS, and may be unsuccessful in marketing and selling any products we develop. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and harm our results of operations.

If our product for the PAS cellular market is not successful, or if the PAS cellular market does not grow, our future results will be harmed.

We introduced a new product for the PAS cellular handset market and commenced shipments in the second quarter of 2005. Our future success will depend in part upon the success of this product, and we face a number of risks in connection with the product, including those described in the risk factors in this report. Since the product was recently developed, we may experience unforeseen defects in this product upon volume production and broad deployment. In addition, we have no experience in the cellular market, and may be unsuccessful in marketing and selling this product. The China PAS cellular market is dominated by a very small number of handset providers and to date we have relied solely on UTStarcom for sales of our new product. If these providers, and in particular UTStarcom, are not successful in this market, or if they do not choose to incorporate our products into a significant number of their handsets, we will not be successful in selling our product. In addition we have no control over UTStarcom’s schedule for launching its products, and UTStarcom’s initial launch of products using our PAS product was delayed from our prior expectations. Any further delay by UTStarcom would delay revenues for our PAS products and could adversely affect our quarterly operating results. In addition, the China PAS cellular market may stop growing or may contract as competing technologies, such as wideband cellular third generation technologies and Time Division Synchronous Code Division Multiple Access become available. The market for cellular handset semiconductors is highly competitive and many of our competitors have substantially more experience in this market. There are a number of cellular technologies, some of which have technological advantages over PAS, and the market for PAS cellular may not continue to grow or remain a successful technology. If this product is not successful, our future growth would be adversely affected and our future results harmed.

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

We do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We primarily rely on Taiwan Semiconductor Manufacturing Corporation in Taiwan, Semiconductor Manufacturing International Corporation in Shanghai, China and Tower Semiconductor Ltd. in Israel to produce our chips. We also rely on Amkor Technology, Inc. in China and Korea, ASAT Holdings Limited in China and Hong Kong, Siliconware Precision Industries Co., Ltd. in Taiwan, STATS ChipPAC Limited in Singapore and other third-party assembly and test subcontractors to assemble, package and test our products. In addition, we use JSI Shipping in Singapore and Hong Kong to warehouse and ship our products to our customers. If these vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

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

In the quarter ended March 31, 2006, Hon-Hai Precision Industry Co., Ltd, UTStarcom, Inc., Alpha Networks, Inc. and Askey Computer Corporation accounted for 15%, 13%, 12% and 11% of our net revenue, respectively. In the quarter ended March 31, 2005, Cameo Communications, Inc., Hon-Hai Precision Industry Co., Ltd., Alpha Networks, Inc. and Askey Computer Corporation accounted for 21%, 17%, 13% and 10% of our net revenue, respectively. Some of our OEM customers are also ODM customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Our largest customers are typically ODMs. Sales to our largest customers have fluctuated significantly from period to period primarily due to OEMs that incorporate our products changing their designated ODM and the continued diversification of our OEM customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

Our sales are largely made on the basis of individual purchase orders rather than long-term purchase commitments. Our customers have the right to cancel or defer some purchase orders. We have experienced in the past cancellations or deferrals of purchase orders, and additional cancellations and deferrals may occur from time to time. We have historically placed firm orders for products with our foundries approximately 16 weeks or more prior to the anticipated delivery date and typically prior to receiving an order for the product. Therefore, our order volumes are based on our forecasts of demand from our customers. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand or incorrectly estimate product mix, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to increases in customer purchase orders, and therefore, were unable to complete, or needed to delay, sales. We have in the past, and may in the future, allocate our supply among our customers. Product allocation may result in the loss of current customers, and if we are unable to commit to provide specified quantities of products over a given period of time, we will not attract new customers. The failure to maintain customer relationships would decrease our revenue and harm our business.

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

We may not be able to consummate the acquisition of or successfully integrate ZyDAS Technology Corporation or any other businesses that we may choose to acquire, and any acquisitions could harm our operating results and share price.

In April 2006, we entered into a definitive agreement to acquire ZyDAS Technology Corporation, a privately held Taiwan-based fabless IC design company, for a combination of cash and common stock, and we expect at some point in the future that we may make additional acquisitions of, and investments in, businesses that may offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities, if appropriate opportunities arise. Risks arising from the ZyDAS acquisition or other acquisitions or investments that could have a material adverse effect on our business, results of operations or financial condition include among other things:

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

Any future acquisitions could result in additional dilutive issuances of equity securities, one-time charges, the incurrence of debt or contingent liabilities, adverse tax consequences, deferred compensation charges, dilution to future earnings and amortization of amounts related to deferred compensation and certain purchased intangible assets and large and immediate write-offs, any of which could negatively impact our results of operations and could cause our stock price to decline. We cannot assure that we will be able to identify suitable acquisition opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions that are acceptable to us, that such transactions or relationships will be successful or that we will achieve the anticipated benefits of the acquisition.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting rules and regulations. A change in those accounting rules can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” which required us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. Since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. However, because we believe that providing equity-related compensation for our employees is a competitive necessity, we will likely incur significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could adversely affect our overall results of operations.

Moreover, we implemented the requirements of SFAS 123R using the modified prospective method and accordingly we did not restate prior period financial statements to reflect the historical impact of option grants. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future operating performance since our financial statements going forward, which will reflect stock-based compensation expense, will not be comparable to our prior period financial statements that exclude stock-based compensation expense.

Unanticipated changes in our effective tax rates could affect our future results.

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

The wireless communications market is characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we have received several written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and draft 802.11n wireless standards as well as other technology and patents relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded, or are in the process of responding, directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. While at least two of our customers have been sued in the U.S.by the holders of patents related to 802.11a, 802.11b and 802.11g technology, neither that litigation nor any of these notices or offers to license has, to date, resulted in litigation directly against us. Questions of infringement and misappropriation in the wireless communications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in any future litigation. If litigation were to be filed against us in connection with an offer to license technology or claims of infringement, our business could be harmed. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

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

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia have accounted for substantially all of our net revenue since 2003. Because most of our ODMs and our PAS customer are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India and China, and expect to conduct research and development activities in Taiwan through our expected acquisition of ZyDAS, and we have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao and China. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

The proliferation of wireless devices may expand beyond the capacity of the channels available in the 2.4 GHz or 5 GHz bands, which may overload the networks and result in decreased market demand for our products.

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

We may experience a decrease in market demand due to uncertain economic conditions in the United States and in international markets, including as a result of the concerns of terrorism, war, social and political instability, and rising oil prices.

Terrorist attacks in the United States and elsewhere, the continued presence of United States military forces in Iraq, turmoil in the Middle East, and rising global oil prices have contributed to the uncertainty in the United States and global economy and may lead to a decline in economic conditions, both domestically and internationally. Further terrorist acts, or other conflicts or wars, continued dramatic increases in oil prices, or a recession, or general economic slowdown in the U.S. or globally, could cause a slowdown of the market demand for goods and services, including demand for our products, and could harm our operating results.

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

Date: May 10, 2006

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt Chief Executive Officer and President (Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre Vice President and Chief Accounting Officer (Chief accounting officer)

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