Form 10-Q/A
period 2006-03-31
ATHEROS COMMUNICATIONS INC
filed 2006-06-12
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

000-50534

ATHEROS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0485570
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

5480 Great America Parkway, Santa Clara, CA 95054-3644

(Address of principal executive office, Zip Code)

(408) 773-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non–accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 4, 2006, 51,614,020 shares of the Common Stock, par value $0.0005, were outstanding.

EXPLANATORY NOTE

The Registrant is filing this Form 10-Q/A, Amendment No. 1, to Form 10-Q for the quarter ended March 31, 2006 (the “Original Report”) solely to provide corrected certifications pursuant to Exchange Act Rule 13a-14(a) by inserting the statutory reference to internal control over financial reporting that was inadvertently omitted from the introductory sentence of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the Original Report. Because no financial statements are contained with this amendment, the Registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this amendment should be read in conjunction with the Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2006

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt Chief Executive Officer and President (Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre Vice President and Chief Accounting Officer (Chief accounting officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f), and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f), and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.