Form 10-Q
period 2006-06-30
ATHEROS COMMUNICATIONS INC
filed 2006-08-07
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, 52,018,354 shares of Common Stock, par value $0.0005, were issued and outstanding.

Table of Contents

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$91,294	$75,425
Marketable securities	106,812	98,220
Accounts receivable, net	35,355	28,381
Inventory	29,925	20,475
Prepaid expenses, deferred income taxes and other current assets	3,761	9,111

Total current assets	267,147	231,612
Property and equipment, net	7,359	5,557
Deferred income taxes and other assets	7,829	2,010

Total assets	$282,335	$239,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,451	$14,755
Deferred revenue	1,562	2,435
Accrued and other liabilities	27,255	24,023

Total current liabilities	53,268	41,213

Other long-term liabilities	1,026	1,000
Commitments and contingencies
Stockholders’ equity:
Common stock	272,349	255,469
Deferred stock-based compensation	(377)	(935)
Accumulated deficit	(43,512)	(57,079)
Accumulated other comprehensive loss	(419)	(489)

Total stockholders’ equity	228,041	196,966

Total liabilities and stockholders’ equity	$282,335	$239,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$73,193	$43,374	$134,277	$84,607
Cost of goods sold	37,373	25,352	69,039	48,245

Gross profit	35,820	18,022	65,238	36,362

Operating expenses:
Research and development	17,902	12,131	33,431	23,063
Sales and marketing	6,709	4,464	12,358	8,560
General and administrative	3,902	2,568	6,798	4,889

Total operating expenses	28,513	19,163	52,587	36,512

Income (loss) from operations	7,307	(1,141)	12,651	(150)
Interest income, net	2,188	1,126	4,004	2,098

Income (loss) before income taxes	9,495	(15)	16,655	1,948
Provision for income taxes	2,742	201	3,088	495

Net income (loss)	$6,753	$(216)	$13,567	$1,453

Basic net income (loss) per share	$0.13	$(0.00)	$0.27	$0.03

Shares used in computing basic net income (loss) per share	51,546	48,672	50,995	48,382

Diluted net income (loss) per share	$0.12	$(0.00)	$0.25	$0.03

Shares used in computing diluted net income (loss) per share	55,447	48,672	54,959	53,440

Net income for the three and six months ended June 30, 2006 included stock-based compensation expense totaling $3,257 and $6,230 before tax for stock options and purchases under the Company’s Employee Stock Purchase Plan recorded by the Company as a result of its adoption of SFAS123R on January 1, 2006. There was no stock-based compensation expense related to employee stock purchases under SFAS 123 for the three and six months ended June 30, 2005 because the Company did not adopt the optional recognition provisions of SFAS 123. Pro forma net loss including stock-based compensation expense was $2,422 and $2,310 during the three and six months ended June 30, 2005. See Note 3 to the condensed consolidated financial statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,567	$1,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,392	764
Stock-based compensation	6,230	1,071
Deferred income taxes	370	—
Change in assets and liabilities:
Accounts receivable	(6,974)	2,615
Inventory	(9,450)	(2,890)
Prepaid expenses and other current assets	(839)	(1,048)
Accounts payable	9,192	5,807
Deferred revenue	(770)	870
Other accrued liabilities	3,149	1,297

Net cash provided by operating activities	15,867	9,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,684)	(2,848)
Purchase of marketable securities	(45,076)	(31,928)
Maturities of marketable securities	36,554	49,869
Other assets	—	(135)

Net cash provided by (used in) investing activities	(11,206)	14,958

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	8,467	2,771
Excess tax benefits from stock-based compensation	2,741	81
Repayment of debt and capital lease obligations	—	(45)

Net cash provided by financing activities	11,208	2,807

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,869	27,704
CASH AND CASH EQUIVALENTS, Beginning of period	75,425	32,971

CASH AND CASH EQUIVALENTS, End of period	$91,294	$60,675

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005 included in its annual report on Form 10-K, as filed on March 10, 2006 with the SEC. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2005.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize previously recorded deferred stock compensation expense following the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation costs for all stock-based compensation awards granted after December 31, 2005 on a straight line basis over the requisite service period of the awards, which is generally the option vesting term of four to five years.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures (“SFAS 148”). The Company amortized deferred stock-based compensation using the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provided for vesting of the overall awards at interim dates and resulted in accelerated expense recognition as compared to the straight-line method.

Net Income (Loss) per Share – Basic net income (loss) per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The dilutive effect of outstanding options, warrants and restricted stock is reflected in dilutive earnings per share by application of the treasury stock method, which takes into consideration the unrecognized compensation cost as required by SFAS 123R.

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

	Six Months Ended June 30,
	2006	2005
Beginning balance	$1,161	$1,023
Additions related to current period sales	649	769
Warranty costs incurred in the current period	(173)	(338)
Adjustments to accruals related to prior period sales	(567)	(385)

Ending balance	$1,070	$1,069

Recent Accounting Pronouncement – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

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

The cost of restricted stock awards granted under the 2004 Plan, determined based on the fair market value of the shares at the date of grant, is expensed on a graded vesting method for grants issued prior to January 1, 2006 and on a straight-line basis for restricted stock awards issued after December 31, 2005. At June 30, 2006, the Company had 61,500 shares of non-vested restricted stock outstanding.

The Company also has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation at the lower of 85% of the fair market value of the of the common stock on either the first trading day of the offering period or on the last trading day of the purchase period over a 24 month overlapping period, whichever is less. In April 2006, the Company amended its ESPP so that offering periods under the plan shall consist of consecutive six month periods instead of overlapping 24 month periods. The Company’s ESPP is considered compensatory under the provisions of SFAS 123R.

The Company’s 1998 Plan, 2004 Plan and ESPP are described more fully in the Company’s 2005 Annual Report on Form 10-K and Form 8-K dated April 19, 2006.

Adoption of SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize deferred stock compensation expense following the provisions of APB 25. The Company recognizes these compensation costs for stock awards granted prior to January 1, 2006 using the graded vesting method, and for stock awards granted after December 31, 2005 on a straight-line basis, over the requisite service period of the awards, which is generally the option vesting term of four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated expense recognition as compared to the straight-line method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value in accordance with the provisions of SFAS 123R.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three and six months ended June 30, 2006 is approximately $2,254,000 (net of a tax benefit of $701,000) and $4,575,000 (net of a tax benefit of $1,084,000) lower than the net income the Company would have reported had it not adopted SFAS 123R. The Company’s basic and diluted net income per share for the three months ended June 30, 2006 are both approximately $0.04 lower than the earnings per share amounts the Company would have reported had it not adopted SFAS 123R. The Company’s basic and diluted net income per share for the six months ended June 30, 2006 is approximately $0.09 and $0.08 lower, respectively, than the earnings per share amounts the Company would have reported had it not adopted SFAS 123R.

Determining Fair Value

Valuation method – The Company estimates the fair value of stock options granted using the Black-Scholes valuation model.

Expected Term – The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the Company has based its expected term on the expected terms used by similar entities.

Expected Volatility - Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted from November 26, 2003 to December 31, 2005 were valued using the Black-Scholes valuation model, with a volatility factor based on the average stock volatilities of the Company’s publicly traded competitors because the Company did not have a sufficient trading history. For the three and six months ended June 30, 2006, the Company estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of similar entities.

Risk-Free Interest Rate – The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and six months ended June 30, 2006 and 2005:

Option Plan Shares

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Estimated life (in years)	4.7	4.0	4.2	4.0
Expected volatility	53%	60%	45%	62%
Risk-free interest rate	4.8%	3.7%	4.5%	3.7%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$11.79	$4.21	$7.75	$4.80

ESPP Plan Shares

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	32%	80%	32%	80%
Risk-free interest rate	4.4%	2.6%	4.4%	2.6%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$2.92	$4.01	$2.92	$4.01

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of sales	$105	$23	$223	$49
Research and development	1,764	431	3,454	599
Sales and marketing	814	19	1,491	107
General and administrative	574	144	1,062	316

	$3,257	$617	$6,230	$1,071

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $24,008,000, net of estimated forfeitures of $3,116,000. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s Stock Incentive Plans for the six months ended June 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,298	$5.93
Granted	1,707	18.17
Exercised	(1,906)	3.50
Forfeitures and cancellations	(359)	8.21

Outstanding at June 30, 2006	9,740	$8.46	6.66	$106,249

Vested and expected to vest at June 30, 2006	9,021	$8.29	6.65	$97,105

Exercisable at June 30, 2006	3,743	$4.87	6.43	$53,089

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 9,058,000 options that were in-the-money at June 30, 2006. During the three month and six month periods ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $13,598,000 and $32,911,000, respectively, determined as of the date of option exercise.

The following table summarizes the company’s restricted stock award activity for the six months ended June 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2006	59	$8.35
Granted	30	24.30
Vested	(27)	10.54
Forfeited	—	—

Nonvested stock at June 30, 2006	62	$15.16

Pro Forma Disclosures

Pro forma information required under SFAS123 for periods prior to fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS123, to options granted under the Company’s stock-based compensation plans, was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) as reported	$(216)	$1,453
Add: total stock-based employee compensation included in reported net income (loss)	617	1,071
Less: total stock-based compensation determined under the fair value based method for all awards	(2,823)	(4,834)

Pro forma net loss	$(2,422)	$(2,310)

Basic net income (loss) per share as reported	$(0.00)	$0.03

Diluted net income (loss) per share as reported	$(0.00)	$0.03

Pro forma basic net loss per share	$(0.05)	$(0.05)

Pro forma diluted net loss per share	$(0.05)	$(0.05)

4. Inventory

Inventory consists of (in thousands):

	June 30, 2006	December 31, 2005
Finished goods	$16,868	$8,574
Work-in-process	11,231	9,505
Raw materials	1,826	2,396

Total	$29,925	$20,475

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	June 30, 2006	December 31, 2005
Accrued customer incentives	$13,997	$9,471
Accrued compensation and benefits	4,872	6,068
Other liabilities	8,386	8,484

Total	$27,255	$24,023

6. Income Taxes

The Company’s tax expense for the three and six months ended June 30, 2006 is based on applying an expected annual effective tax rate of 28.5% to year-to-date pre-tax income. At March 31, 2006, the Company reassessed the valuation allowance previously recorded against its net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on the Company’s projected future taxable income, the Company determined that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, during the quarter ended March 31, 2006, the Company released a portion of the valuation allowance previously recorded against its deferred tax assets in the amount of $1,392,000.

7. Net Income (Loss) Per Share

Net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) (numerator)	$6,753	$(216)	$13,567	$1,453

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	51,659	48,877	51,108	48,559
Weighted average shares subject to repurchase	(113)	(205)	(113)	(177)

Shares used to calculate basic net income (loss) per share	51,546	48,672	50,995	48,382
Effect of dilutive securities:
Common stock options and warrants	3,788	—	3,851	4,881
Shares subject to repurchase	113	—	113	177

Shares used to calculate diluted net income (loss) per share	55,447	48,672	54,959	53,440

Basic net income (loss) per share	$0.13	$(0.00)	$0.27	$0.03

Diluted net income (loss) per share	$0.12	$(0.00)	$0.25	$0.03

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 449,000 and 2,142,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended June 30, 2006 and 2005, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 265,000 and 1,246,000 shares of the Company’s common stock were excluded from the net income per share calculation in the six months ended June 30, 2006 and 2005, respectively, as their effect would have been antidilutive.

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$6,753	$(216)	$13,567	$1,453
Other comprehensive income (loss):
Change in unrealized loss on investments	6	182	70	(118)

Total comprehensive income (loss)	$6,759	$(34)	$13,637	$1,335

9. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the wireless industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Taiwan	59%	75%	58%	77%
China	31	13	32	9
United States	1	3	1	4
Other	9	9	9	10

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Hon Hai Precision Industry Co., Ltd.	14%	13%	15%	15%
Cameo Communications, Inc.	13	14	11	17
UTStarcom, Inc	11	*	12	*
Askey Computer Corporation	11	12	11	11
Alpha Networks, Inc.	*	16	*	15

Customers representing greater than 10% of net accounts receivable are as follows:

	June 30, 2006	December 31, 2005
Hon Hai Precision Industry Co., Ltd.	19%	16%
UTStarcom, Inc.	16	11
Gemtek Technology Co., Ltd	11	*
Askey Computer Corporation	11	11
Alpha Networks, Inc.	*	16

*	less than 10% in the applicable period.

10. Pending acquisition

On April 24, 2006 the Company signed a definitive agreement to acquire ZyDAS Technology Corporation (“ZyDAS”), a privately held Taiwan-based fabless integrated circuit design company, specializing in high performance WLAN USB solutions. Under the terms of the agreement, the Company will issue a combination of $17,000,000 in cash and 250,000 shares of the Company’s common stock, valued at approximately $6,700,000 for an aggregate purchase price of approximately $23,700,000 at the time of announcement. The definitive agreement includes other consideration that is contingent upon the future achievement of certain milestones. In addition, the Company will issue a combination of $1,000,000 in cash and 70,000 restricted shares of the Company’s common stock valued at approximately $1,900,000 at the time of announcement as guaranteed additional amounts to ZyDAS employees. The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition. The amount of that charge, if any, has not yet been determined. The Company currently anticipates that the acquisition will be completed during the quarter ended September 30, 2006. A portion of the consideration payable to the stockholders of ZyDAS will be placed into escrow pursuant to the terms of the acquisition agreement and there may be additional consideration payable to the stockholders of ZyDAS if certain defined milestones are achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our average selling prices, the growth of our business, our strategy regarding new markets, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by ODMs through to OEMs outside Asia, our expenses, cost of goods sold and gross margins, development of new products, expanding our sales and marketing efforts, recognizing stock-based compensation and related accounting charges, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our acquisition and investment strategy, expansion of our workforce and anticipated resources required to support our expansion, our dependence on key personnel, market risk sensitive instruments, potential legal proceedings, our disclosure controls and procedures, the volatility of our stock, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, our ability to successfully complete our acquisitions and integrate these businesses, and other risks discussed in Part II, Item 1A. Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of semiconductor system solutions for wireless communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipset solutions that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards and the draft 802.11n standard. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Acer, Apple, Fujitsu, NEC, and Toshiba and networking equipment manufacturers, including 2Wire, Belkin, Cisco Systems, D-Link, Linksys, NEC AT, NETGEAR, Siemens and TP Link and other consumer electronics customers.

In addition, since June 2005 we have been shipping our cellular solution for Personal Access Systems, or PAS, also referred to as Personal Handyphone Systems, or PHS, consisting of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS/PHS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex, or TDMA-TDD, technology operating at 1.9 GHz providing high quality voice, advanced data services and long battery life. Our initial customer for our PAS products is UTStarcom, Inc.

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

In the six months ended June 30, 2006, Hon-Hai Precision Industry Co., Ltd., UTStarcom, Inc., Cameo Communications, Inc. and Askey Computer Corporation accounted for 15%, 12%, 11% and 11% of our net revenue, respectively. In the six months ended June 30, 2005, Cameo Communications, Inc., Alpha Networks, Inc, Hon-Hai Precision Industry Co., Ltd. and Askey Computer Corporation accounted for 17%, 15%, 15% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% and 95% of net revenue in the six months ended June 30, 2006 and 2005, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, travel, trade show, depreciation and allocated occupancy costs. We expect sales and marketing expenses will decrease in absolute dollars in the third quarter as there were certain one-time discrete items, including certain amounts related to sales commissions to independent sales representatives, travel expenses and recruiting costs, that were incurred during this quarter that we anticipate will not recur.

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees and banking fees, charges related to allowance for doubtful accounts and allocated occupancy costs. We expect that general and administrative expenses will decrease in absolute dollars in the third quarter as we anticipate that a portion of the professional fees that were incurred during this quarter will not recur.

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

Revenue Recognition. We derive revenue primarily from the sale of our wireless chipsets and reference designs. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for the products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

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

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Under the modified prospective application method, compensation expense for stock-based awards granted by us as a public company prior to, but not yet vested as of January 1, 2006, is based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. For stock-based awards granted before November 26, 2003 (the date on which we filed our registration statement for our initial public offering), we continue to record compensation expense following the provisions of APB 25. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. At June 30, 2006 there was $27.1 million of total unrecognized compensation cost related to non-vested compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 2.7 years.

We estimate the fair value of options granted using the Black-Sholes option valuation model and the assumptions used shown in Note 3 to the condensed consolidated financial statements. We estimate the expected term of options based on the expected terms of similar entities since we do not have sufficient historical experience for determining the expected term of our stock option awards. We estimate the volatility of our common stock at the date of grant based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of similar entities since we do not have sufficient historical volatility to be able to make that determination.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	51	58	51	57

Gross profit	49	42	49	43
Operating expenses:
Research and development	25	28	25	27
Sales and marketing	9	10	9	10
General and administrative	5	6	5	6

Total operating expenses	39	44	39	43

Income (loss) from operations	10	(2)	10	0
Interest income, net	3	2	3	2
Provision for income taxes	(4)	—	(3)	—

Net income (loss)	9%	(—)%	10%	2%

Comparison of Three and Six Months Ended June 30, 2006 and 2005

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Net revenue	$73,193	$43,374	69%	$134,277	$84,607	59%

The increase in net revenue for the three and six months ended June 30, 2006 as compared to the same periods in 2005 was due to the increased volume of chipsets shipped as a result of further acceptance of our wireless chipset products, additional market demand for wireless networking products and the increased demand for our cellular solution for PAS products. The total number of chipsets shipped increased from approximately 5.7 million in the second quarter of 2005 to approximately 11.2 million in the second quarter of 2006. The increase in chipsets shipped was partially offset by a decrease in the average selling price of 14% as we competitively priced our chipsets to aggressively pursue market share. Additionally, our single chipset solutions, which have increased as a percentage of total chipsets shipped, are generally priced lower than the combined average selling prices of our multi-chip solutions.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Gross profit	$35,820	$18,022	99%	$65,238	$36,362	79%
% of net revenue	49%	42%		49%	43%

Gross profit as a percentage of revenue in the three and six months ended June 30, 2006 increased as compared to gross profit as a percentage of revenue in the comparable periods of 2005 primarily as a result of a greater concentration of higher margin products as a percentage of our total product mix, partially offset by a decline in the overall blended average selling prices of our products from $7.61 in the second quarter of 2005 to $6.51 in the second quarter of 2006. We expect our gross margins will decrease in the third fiscal quarter of 2006 based on anticipated changes in the product mix.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Research and development	$17,902	$12,131	48%	$33,431	$23,063	45%
% of net revenue	25%	28%		25%	27%

The increase in research and development expenses during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was partly due to an increase in compensation-related costs of $2,117,000, due to a 36% increase in the number of employees engaged in research and development activities, and partly due to costs related to stock-based compensation, which increased by $1,333,000 due to the adoption of SFAS 123R. In addition, there were increases in costs related to prototype parts and mask sets totaling $1,346,000, primarily resulting from increased chip development efforts for new and existing markets and to further expand our revenue base in future periods.

The increase in research and development expenses during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was partly due to an increase in compensation-related costs of $3,596,000, due to a 29% increase in the number of employees engaged in research and development activities, and partly due to costs related to stock-based compensation, which increased by $2,855,000 due to the adoption of SFAS 123R. In addition, there were increases in costs related to prototype parts, mask sets, equipment and outside services of $2,254,000, primarily resulting from increased chip development efforts for new and existing markets and to further expand our revenue base in future periods.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Sales and marketing	$6,709	$4,464	50%	$12,358	$8,560	44%
% of net revenue	9%	10%		9%	10%

The increase in sales and marketing expenses during the three months ended June 30, 2006, as compared to the corresponding period in 2005, was partly due to an increase in compensation-related costs of $1,108,000, attributable to a 45% increase in the number of employees engaged in sales and marketing activities, and partly due to costs related to stock-based compensation, which increased by $795,000 due to the adoption of SFAS 123R. In addition, there was an increase in travel expenses of $261,000 resulting from the increase in the number of employees, partially offset by a decrease of $229,000 related to reduced tradeshow activity.

The increase in sales and marketing expenses during the six months ended June 30, 2006, as compared to the corresponding period in 2005, was partly due to an increase in compensation-related costs of $2,104,000, attributable to a 45% increase in the number of employees engaged in sales and marketing activities, and partly due to costs related to stock-based compensation, which increased by $1,384,000 due to the adoption of SFAS 123R. In addition, there was an increase in travel expenses of $399,000 resulting from the increase in the number of employees.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
General and administrative	$3,902	$2,568	52%	$6,798	$4,889	39%
% of net revenue	5%	6%		5%	6%

The increase in general and administrative expenses during the three months ended June 30, 2006, as compared to the corresponding period in 2005, was partly due to an increase in compensation-related costs of $455,000, primarily attributable to a 26% increase in the number of employees engaged in general and administrative activities, and partly due to costs related to stock-based compensation of $430,000 resulting from the adoption of SFAS 123R. In addition, professional fees increased by $202,000.

The increase in general and administrative expenses during the six months ended June 30, 2006, as compared to the corresponding period in 2005, was partly due to an increase in compensation-related costs of $796,000, primarily attributable to a 32% increase in the number of employees engaged in general and administrative activities, and partly due to costs related to stock-based compensation of $746,000 due to the adoption of SFAS 123R. In addition, professional fees increased by $237,000.

Interest Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Interest income, net	$2,188	$1,126	94%	$4,004	$2,098	91%
% of net revenue	3%	3%		2%	2%

During the three and six months ended June 30, 2006 we experienced increased interest income as compared to the same periods in 2005, primarily due to a $34.0 million increase in cash, cash equivalents and marketable securities, resulting primarily from working capital generated from operations. In addition, yields achieved on our investment portfolio have increased in the three and six months ended June 30, 2006 over the same period in 2005.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Provision for income taxes	$2,742	$201	1,264%	$3,088	$495	524%
% of net revenue	4%	—%		3%	—%

Our tax expense for the three months ended June 30, 2006 is $2,742,000, which is based on our estimated annual effective tax rate of 28.5%. Our annual effective tax rate for 2006 differs from the fiscal 2005 rate and the U.S. statutory rate primarily due to the realization of previously reserved deferred tax assets such as net operating loss carryforwards and credits. The 2005 tax expense related primarily to foreign taxes.

Our tax expense for the six months ended June 30, 2006 is $3,088,000, which is based on our estimated annual effective tax rate of 28.5% applied to year-to-date pretax income, less one-time tax benefits of $1,392,000 in the quarter ended March 31, 2006 related to the partial release of our valuation allowance on deferred tax assets. Our annual effective tax rate for 2006 differs from the the fiscal 2005 rate and the U.S. statutory rate primarily due to the realization of previously reserved deferred tax assets such as net operating loss carryforwards and credits. Our annual effective tax rate for 2005 differs from the U.S. statutory rate due to the realization of net operating loss carryforwards.

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

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2006, consisted of cash, cash equivalents and marketable securities of $198.1 million, and our revolving credit facility, under which $10.0 million was available to borrow. We anticipate that we will issue a standby letter of credit for $1.4 million that will reduce the amount available to borrow from $10.0 million to $8.6 million.

Operating Activities. Our operating activities provided $15.9 million of cash for the six months ended June 30, 2006 compared to $10.0 million for the six months ended June 30, 2005. Cash flow from operating activities for the six months ended June 30, 2006 resulted from net income of $13.6 million, an increase in accounts payable of $9.2 million related to increases in inventory and timing of vendor payments and an increase in other accrued liabilities of $3.1 million primarily related to an increase in rebates, partially offset by an increase in inventory of $9.5 million due to an inventory rise to meet an expected increase in demand and an increase in accounts receivable of $7.0 million due to increased revenue and timing of customer payments. Cash flow from operating activities for the six months ended June 30, 2005 resulted from net income of $1.5 million, an increase in our accounts payable balance of $5.8 million due to the timing of payments for inventory, a decrease in accounts receivable of $2.6 million due to the timing of collections from our customers, an increase in other accrued liabilities of $1.3 million primarily related to commissions to independent sales representatives and an increase in deferred revenue of $870,000 due to additional customer agreements signed during the period requiring partial upfront payments, partially offset by an increase in our inventory by $2.9 million, due to inventory growth to meet increased demand.

Investing Activities. Our investing activities used $11.2 million in the six months ended June 30, 2006, and provided $15.0 million in the six months ended June 30, 2005. Our investing activities primarily consisted of the purchase and maturities of marketable securities and purchases of property and equipment.

Capital expenditures were $2.7 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively. The capital expenditures within the six months period ended June 30, 2006 primarily consisted of computer and test equipment purchases. The capital expenditures within the six months period ended June 30, 2005 primarily consisted of leasehold improvements for our new corporate headquarters and computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth.

Financing Activities. Our financing activities provided cash of $11.2 million and $2.7 million in the six months ended June 30, 2006 and 2005, respectively. The cash provided in these periods primarily related to the issuance of common stock under our employee stock option plans. Our net cash provided by financing activities during the six months ended June 30, 2006 also included excess tax benefits from stock-based compensation.

We expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our existing cash and cash equivalents and existing amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. On April 24, 2006 we signed a definitive agreement to acquire ZyDAS Technology Corporation, or ZyDAS. Under the terms of the agreement, we will issue a combination of $17.0 million in cash and shares of our common stock, valued at approximately $6.7 million at the time of announcement. In addition, we will issue a combination of $1,000,000 in cash and 70,000 restricted shares of our common stock valued at approximately $1,900,000 at the time of announcement as guaranteed additional amounts to ZyDAS employees. There may be additional consideration payable to the stockholders of ZyDAS if certain defined milestones are achieved. We may also enter into arrangements in the future with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Form 10-K filed with the SEC on March 10, 2006. There have been no significant changes to our contractual obligations since we filed such Form 10-K.

As of June 30, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of June 30, 2006, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. As of June 30, 2006, no balances were outstanding under the revolving credit facility. However, we anticipate that we will issue a standby letter of credit for $1.4 million which will reduce the amount available to borrow from $10.0 million to $8.6 million. The line of credit bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

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

Item 1A. Risk Factors

The following risk factors represent material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, and should be read in conjunction with such risk factors. The risks and uncertainties described below and in the Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

If we fail to appropriately scale our operations in response to changes in demand for our existing products or for new products requested by our customers, our business could be materially and adversely affected.

We have significantly grown and expanded our operations in a short period of time, and to achieve our business objectives, we expect to continue to grow. Through internal growth, we have significantly increased the scope of our operations and expanded our workforce, from 260 employees as of December 31, 2004, to 327 employees as of December 31, 2005, and to 420 employees as of June 30, 2006. We anticipate that we will further expand our workforce through internal growth as well as acquisitions, including the ZyDAS transaction which we expect to complete in the third quarter of 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our current and future products and services. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These processes can be time consuming and expensive, increase management responsibilities, and divert management attention.

In addition, we anticipate the need to lease additional office space in Northern California and other locations in the near future to accommodate our growth, and we may also be required to relocate our employees from time to time. Such relocation could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

After we have developed and delivered a product to a customer, the customer will usually evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need several months to test, evaluate and choose whether to adopt our product, and to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle also increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated.

While our sales cycles can be long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

We may not be able to successfully integrate ZyDAS Technology Corporation or any other businesses that we may choose to acquire, and any acquisitions could harm our operating results and share price.

During the third quarter of 2006, we expect to complete the acquisition of ZyDAS, a privately held Taiwan-based fabless IC design company. In the future we may make additional acquisitions of, and investments in, businesses that may offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities, if appropriate opportunities arise. Risks arising from the ZyDAS acquisition or other acquisitions or investments that could have a material adverse effect on our business, results of operations or financial condition include among other things:

•	the risk that we have not accurately assessed the business and prospects of an acquisition or the anticipated benefits of an acquisition,

•	the difficulty or inability of completing the development and application of the acquired technology or products or of integrating that technology with our own,

•	the difficulty of assimilating the operations and personnel of acquired businesses,

•	the potential disruption of our ongoing business,

•	the distraction of management and employees from our business,

•	the risk of entering a geographic or business market in which we have little or no prior experience,

•	the difficulty of establishing and maintaining uniform standards, controls, policies and procedures,

•	the risk that there could be deficiencies in the internal control of any acquired company that could result in a material weakness in our overall internal control,

•	the potential for unanticipated costs, expenditures and liabilities,

•	the potential for incurring amortization expenses or impairment charges if an acquisition results in significant goodwill or other intangible assets,

•	the potential for changing relationships with customers, suppliers or contractual, intellectual property or employment issues, including the potential loss of key employees, and

•	the potential for dilution if we pay for the transaction with equity securities.

ZyDAS and any future acquisitions could result in additional dilutive issuances of equity securities, one-time charges, the incurrence of debt or contingent liabilities, adverse tax consequences, deferred compensation charges, dilution to future earnings and amortization of amounts related to deferred compensation and certain purchased intangible assets and large and immediate write-offs, any of which could negatively impact our results of operations and could cause our stock price to decline. We cannot be assured that we will be able to identify suitable acquisition opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions that are acceptable to us, that such transactions or relationships will be successful or that we will achieve the anticipated benefits of the acquisition.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. As a result of the applicability of SFAS 123R requirement to expense the fair value of stock options awarded to employees, we may need to modify our compensation policies by, for example, increasing cash compensation to certain employees and/or instituting awards of restricted stock units, while simultaneously reducing awards of stock options. This modification of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of stock options awarded to employees would increase our operating expenses. We cannot be certain that any such potential changes in our compensation policies, if enacted, would improve our ability to attract, retain and motivate employees. Our potential inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial conditional and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 24, 2006. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of two (2) Class III directors to serve for a three-year term until the 2009 annual meeting of stockholders. The results of the voting were as follows:

a. John L. Hennessy

Number of shares voted FOR	44,224,599
Number of shares WITHHOLDING AUTHORITY	3,148,937

b. Daniel A. Artusi

Number of shares voted FOR	44,223,374
Number of shares WITHHOLDING AUTHORITY	3,150,162

The other directors whose terms of office as directors have continued after the annual meeting are:

Craig H. Barratt, Forest Baskett, Teresa Meng, Marshall L. Mohr and Andrew S. Rappaport.

2. Ratification of the appointment of Deloitte & Touche LLP, as the independent registered public accounting firm of Atheros Communications, Inc. for the fiscal year ending December 31, 2006. The results of the voting were as follows:

Number of shares voted FOR	46,889,245
Number of shares voted AGAINST	438,421
Number of shares ABSTAINING	45,870
Number of Broker Non-Votes	—

Item 6. Exhibits.

Exhibit Number	Description

10.1 (1)	Amended and Restated 2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2006

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
Chief Executive Officer and President
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre
Vice President and Chief Accounting Officer
(Chief accounting officer)

Exhibit Index

Exhibit Number	Description

10.1 (1)	Amended and Restated 2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.