Form 10-Q
period 2006-09-30
ATHEROS COMMUNICATIONS INC
filed 2006-11-09
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, 52,656,158 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$85,048	$75,425
Marketable securities	105,770	98,220
Accounts receivable, net	46,484	28,381
Inventory	32,044	20,475
Prepaid expenses, deferred income taxes and other current assets	4,961	9,111

Total current assets	274,307	231,612
Property and equipment, net	8,369	5,557
Goodwill	13,664	—
Acquired intangible assets	6,111	—
Deferred income taxes and other assets	6,921	2,010

Total assets	$309,372	$239,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,756	$14,755
Deferred revenue	1,295	2,435
Accrued and other liabilities	38,288	24,023

Total current liabilities	60,339	41,213

Other long-term liabilities	1,471	1,000
Commitments and contingencies
Stockholders’ equity:
Common stock	285,094	255,469
Deferred stock-based compensation	(251)	(935)
Accumulated deficit	(37,191)	(57,079)
Accumulated other comprehensive loss	(90)	(489)

Total stockholders’ equity	247,562	196,966

Total liabilities and stockholders’ equity	$309,372	$239,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$79,608	$45,800	$213,885	$130,407
Cost of goods sold	41,942	25,913	110,981	74,158

Gross profit	37,666	19,887	102,904	56,249

Operating expenses:
Research and development	18,314	11,943	51,745	35,006
Sales and marketing	7,374	4,276	19,732	12,836
General and administrative	4,237	2,748	11,035	7,637
Amortization of acquired intangible assets and acquired in-process research and development	889	—	889	—

Total operating expenses	30,814	18,967	83,401	55,479

Income from operations	6,852	920	19,503	770
Interest income, net	2,319	1,262	6,323	3,360

Income before income taxes	9,171	2,182	25,826	4,130
Provision for income taxes	2,850	30	5,938	525

Net income	$6,321	$2,152	$19,888	$3,605

Basic net income per share	$0.12	$0.04	$0.39	$0.07

Shares used in computing basic net income per share	52,107	48,984	51,331	48,582

Diluted net income per share	$0.11	$0.04	$0.36	$0.07

Shares used in computing diluted net income per share	55,423	53,617	55,114	53,499

Net income for the three and nine months ended September 30, 2006 included stock-based compensation expense totaling $3,288 and $9,518 before tax effects for stock options and purchases under the Company’s Employee Stock Purchase Plan recorded by the Company as a result of its adoption of SFAS123R on January 1, 2006. There was no stock-based compensation expense related to employee stock purchases under SFAS 123 for the three and nine months ended September 30, 2005 because the Company did not adopt the optional recognition provisions of SFAS 123. Pro forma net loss including stock-based compensation expense was $18 and $2,328 during the three and nine months ended September 30, 2005. See Note 3 to the condensed consolidated financial statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,888	$3,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,293	1,281
Stock-based compensation	9,518	1,512
Amortization and write-off of acquired intangible assets, acquired in-process research and development and other	1,298	—
Deferred income taxes	1,549	—
Change in assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	(15,236)	228
Inventory	(7,532)	(6,470)
Prepaid expenses and other current assets	(2,086)	(1,137)
Accounts payable	3,354	7,477
Deferred revenue	(1,074)	1,042
Other accrued liabilities	11,712	2,680

Net cash provided by operating activities	23,684	10,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	(16,598)	—
Purchase of property and equipment	(3,846)	(3,156)
Purchase of marketable securities	(68,450)	(62,504)
Maturities of marketable securities	61,299	82,661
Other assets	—	(129)

Net cash provided by (used in) investing activities	(27,595)	16,872

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,126	3,312
Excess tax benefits from stock-based compensation	4,408	88
Repayment of debt and capital lease obligations	—	(51)

Net cash provided by financing activities	13,534	3,349

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,623	30,439
CASH AND CASH EQUIVALENTS, Beginning of period	75,425	32,971

CASH AND CASH EQUIVALENTS, End of period	$85,048	$63,410

Supplemental cash flow information:
Common stock issued in connection with acquisition	$7,257	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization – Atheros Communications, Inc. (the “Company”) was incorporated in May 1998 in the state of Delaware and commenced operations in December 1998. The Company is a developer of highly integrated semiconductor system solutions for communications products.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005 included in its annual report on Form 10-K, as filed on March 10, 2006 with the SEC. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2005.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize previously recorded deferred stock compensation expense following the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation costs for all stock-based compensation awards granted after December 31, 2005 on a straight line basis over the requisite service period of the awards, which is generally the option vesting term of four to five years.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures (“SFAS 148”). The Company amortized deferred stock-based compensation using the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provided for vesting of the overall awards at interim dates and resulted in accelerated expense recognition compared to the straight-line method.

Net Income per Share – Basic net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. The dilutive effect of outstanding options, warrants and restricted stock is reflected in dilutive earnings per share by application of the treasury stock method, which takes into consideration the unrecognized compensation cost as required by SFAS 123R.

Goodwill and Acquired Intangible Assets – Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related identified intangibles are amortized on a straight-line basis over their estimated economic lives.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) goodwill is measured and tested on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. The Company has not been required to perform this second step of the process since its implementation of SFAS 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

	Nine Months Ended September 30,
	2006	2005
Beginning balance	$1,161	$1,023
Additions related to current period sales and acquisitions	1,393	1,118
Warranty costs incurred in the current period	(325)	(261)
Adjustments to accruals related to prior period sales	(1,059)	(587)

Ending balance	$1,170	$1,293

Recent Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires that both a balance sheet and an income statement approach be used when quantifying and evaluating the materiality of a misstatement on the financial statements. The provisions of SAB 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. The Company believes adoption of SAB 108 would not have a material effect on the consolidated financial statements.

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

The cost of restricted stock units granted under the 2004 Plan, determined based on the fair market value of the shares at the date of grant, is expensed on a straight-line basis for those grants issued after December 31, 2005. There were no restricted stock unit grants prior to January 1, 2006.

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

Adoption of SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize deferred stock compensation expense following the provisions of APB 25. The Company recognizes these compensation costs for stock awards granted prior to January 1, 2006 using the graded vesting method, and for stock awards granted after December 31, 2005 on a straight-line basis, over the requisite service period of the awards, which is generally the option vesting term of four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated expense recognition compared to the straight-line method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value in accordance with the provisions of SFAS 123R.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three and nine months ended September 30, 2006 is approximately $3,558,000 and $6,503,000 (net of a tax benefit of $144,000 and $1,774,000, respectively) lower than the net income the Company would have reported had it not adopted SFAS 123R. The Company’s basic and diluted net income per share for the three months ended September 30, 2006 are both approximately $0.07 lower than the earnings per share amounts the Company would have reported had it not adopted SFAS 123R. The Company’s basic and diluted net income per share for the nine months ended September 30, 2006 are both approximately $0.12 lower than the earnings per share amounts the Company would have reported had it not adopted SFAS 123R.

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

Expected Volatility - Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted from November 26, 2003 to December 31, 2005 were valued using the Black-Scholes valuation model, with a volatility factor based on the average stock volatilities of the Company’s publicly traded competitors because the Company did not have a sufficient trading history. For the three and nine months ended September 30, 2006, the Company estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of similar entities.

Risk-Free Interest Rate – The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and nine months ended September 30, 2006 and 2005:

Option Plan Shares	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Estimated life (in years)	4.7	4.0	4.3	4.0
Expected volatility	53%	60%	47%	61%
Risk-free interest rate	5.1%	4.1%	4.6%	3.9%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$8.38	$4.68	$7.88	$4.73

ESPP Plan Shares	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	32%	60%	32%	61%
Risk-free interest rate	4.4%	2.6%	4.4%	2.6%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$2.92	$4.01	$2.92	$4.01

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cost of sales	$106	$20	$329	$69
Research and development	1,799	286	5,253	885
Sales and marketing	820	14	2,311	121
General and administrative	563	121	1,625	437

	$3,288	$441	$9,518	$1,512

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $30,440,000, net of estimated forfeitures of $4,021,000. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s Stock Incentive Plans for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,298	$5.93
Granted	2,147	17.88
Exercised	(2,050)	3.61
Forfeitures and cancellations	(538)	9.74

Outstanding at September 30, 2006	9,857	$8.80	6.55	$95,488

Vested and expected to vest at September 30, 2006	9,182	$8.61	6.53	$95,861

Exercisable at September 30, 2006	4,230	$5.28	6.25	$54,377

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 9,202,000 options that were in-the-money at September 30, 2006. During the three month and nine month periods ended September 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1,774,000 and $34,685,000, respectively, determined as of the date of option exercise.

The following table summarizes the company’s restricted stock award activity for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2006	59	$8.35
Granted	67	19.92
Vested	(48)	11.75
Forfeited	—	—

Nonvested stock at September 30, 2006	78	$16.16

The following table summarizes the company’s restricted stock unit activity for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2006	—	$—
Granted	565	17.36
Vested	—	—
Forfeited	—	—

Nonvested stock at September 30, 2006	565	$17.36

Pro Forma Disclosures

Pro forma information required under SFAS123 for periods prior to fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS123, to options granted under the Company’s stock-based compensation plans, was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$2,152	$3,605
Add: total stock-based employee compensation included in reported net income	441	1,512
Less: total stock-based compensation determined under the fair value based method for all awards	(2,611)	(7,445)

Pro forma net loss	$(18)	$(2,328)

Basic net income per share as reported	$0.04	$0.07

Diluted net income per share as reported	$0.04	$0.07

Pro forma basic net loss per share	$(0.00)	$(0.05)

Pro forma diluted net loss per share	$(0.00)	$(0.05)

4. Business Combination

On August 8, 2006, the Company acquired 99.95% of ZyDAS Technology Corporation (“ZyDAS”), a privately held Taiwan-based fabless IC design company, specializing in high performance WLAN semiconductor and software solutions, and closed on the remaining 0.05% on September 29, 2006. ZyDAS is now a wholly-owned subsidiary of the Company.

Under the terms of the purchase agreement, the Company issued an aggregate of $17,000,000 in cash and 250,000 shares of the Company’s common stock, valued at approximately $6,658,000 to ZyDAS shareholders upon closing. In addition, the Company issued upon the first closing, 36,687 restricted shares of the Company’s common stock valued at approximately $599,000, and committed to pay $1,858,000 in cash to ZyDAS employees. The committed cash is payable and the restricted shares vest seven years from the closing date. However, upon continued employment, the payment of committed cash and the vesting of the restricted shares accelerates. As such, the Company recorded the value of the restricted shares and the net present value of $1,033,000 of the cash commitment as part of the purchase price, and will recognize $825,000 as compensation expense over a two year period. A portion of the consideration payable to the stockholders of ZyDAS has been placed into escrow pursuant to the terms of the acquisition agreement and there may be additional consideration payable to the stockholders of ZyDAS if certain defined milestones are achieved.

The total preliminary purchase price of ZyDAS was $25,978,000, determined as follows (in thousands):

Cash	$17,000
Value of Atheros common stock issued	7,257
Net present value of deferred cash payments	1,033
Transaction costs	688

Total purchase price	$25,978

The value of the Company’s common stock issued was determined based on the average price over a 5-day period including the two days before and after April 24, 2006 (the announcement date), or $26.63 per share. The value of the Company’s restricted shares was $16.33 per share and was determined as the closing price of the Company’s common stock on the grant date of the restricted shares, which was the transaction close date.

The Company accounted for the acquisition as a taxable purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company expects to finalize the allocation of the purchase price by the end of the fourth quarter of fiscal 2006. The Company’s preliminary allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$5,269
Amortizable intangible assets:
Developed technology	5,500
Customer relationships	600
Covenant not-to-compete	400
Backlog	100
In–process research and development	400
Goodwill	13,709

Total estimated purchase price allocation	$25,978

Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three years for developed technology and two years for both customer relationships and covenants not-to-compete. Additionally, the Company fully expensed the acquired intangible asset related to backlog of $100,000, because the backlog intangible asset related to open purchase orders acquired from ZyDAS were subsequently fulfilled during the period.

At the date of acquisition, the Company immediately expensed $400,000, representing purchased in-process research and development related to a development project that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to their present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for the project were based on estimates of revenues and operating profit (losses) related to such project.

The results of operations of ZyDAS have been included in the company’s consolidated statements of operations since the completion of the acquisition on August 8, 2006. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

5. Inventory

Inventory consists of (in thousands):

	September 30, 2006	December 31, 2005
Finished goods	$15,601	$8,574
Work-in-process	14,171	9,505
Raw materials	2,272	2,396

Total	$32,044	$20,475

6. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2006	December 31, 2005
Accrued customer incentives	$17,669	$9,471
Accrued compensation and benefits	7,899	6,068
Other liabilities	12,720	8,484

Total	$38,288	$24,023

7. Goodwill and Acquired Intangible Assets

During the nine months ended September 30, 2006, the Company added goodwill of $13,664,000 related to the acquisition of ZyDAS Technology Corporation.

The carrying amounts of the acquired intangible assets as of September 30, 2006 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,500	$(306)	$5,194
Customer relationships	600	(50)	550
Covenant not-to-compete	400	(33)	367
Backlog	100	(100)	—

Total acquired intangible assets	$6,600	$(489)	$6,111

The Company had no goodwill or acquired intangible assets as of December 31, 2005.

8. Income Taxes

The Company’s tax expense for the three and nine months ended September 30, 2006 is based on applying an expected annual effective tax rate of 30% to year-to-date pre-tax income. The Company’s annual effective tax rate for 2006 differs from the U.S. statutory rate primarily due to the realization of previously reserved deferred tax assets such as net operating loss carryforwards and credits. At March 31, 2006, the Company reassessed the valuation allowance previously recorded against its net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on the Company’s projected future taxable income, the Company determined that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, during the quarter ended March 31, 2006, the Company released a portion of the valuation allowance previously recorded against its deferred tax assets in the amount of $1,392,000.

9. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (numerator)	$6,321	$2,152	$19,888	$3,605

Denominator for basic net income per share:
Weighted average shares outstanding	52,318	49,160	51,477	48,759
Weighted average shares subject to repurchase	(211)	(176)	(146)	(177)

Shares used to calculate basic net income per share	52,107	48,984	51,331	48,582
Effect of dilutive securities:
Common stock options and warrants	3,105	4,457	3,637	4,740
Shares subject to repurchase	211	176	146	177

Shares used to calculate diluted net income per share	55,423	53,617	55,114	53,499

Basic net income per share	$0.12	$0.04	$0.39	$0.07

Diluted net income per share	$0.11	$0.04	$0.36	$0.07

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 1,854,000 and 1,260,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended September 30, 2006 and 2005, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 795,000 and 1,255,000 shares of the Company’s common stock were excluded from the net income per share calculation in the nine months ended September 30, 2006 and 2005, respectively, as their effect would have been antidilutive.

10. Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$6,321	$2,152	$19,888	$3,605
Other comprehensive income (loss):
Change in unrealized loss on investments	329	(72)	399	(190)

Total comprehensive income	$6,650	$2,080	$20,287	$3,415

11. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Taiwan	53%	70%	56%	74%
China	33	13	32	8
United States	1	1	1	3
Other	13	16	11	15

Total	100%	100%	100%	100%

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Hon Hai Precision Industry Co., Ltd.	18%	15%	16%	15%
UTStarcom, Inc	*	*	11	*
Alpha Networks, Inc.	*	15	*	15
Cameo Communications, Inc.	*	*	*	14
Askey Computer Corporation	*	12	*	11

Customers representing greater than 10% of net accounts receivable are as follows:

	September 30, 2006	December 31, 2005
Hon Hai Precision Industry Co., Ltd.	30%	16%
UTStarcom, Inc.	15	11
Flextronics Technology, Ltd.	10	*
Askey Computer Corporation	*	11
Alpha Networks, Inc.	*	16

*	less than 10% in the applicable period.

12. Subsequent Event

On October 23, 2006, the Company signed a definitive agreement to acquire Attansic Technology Corporation (“Attansic”), a privately-held Taiwan-based fabless semiconductor company specializing in Fast and Gigabit Ethernet integrated circuit solutions. Under the terms of the agreement, the Company will issue a combination of up to $46,500,000 in cash and $25,000,000 in the Company’s common stock, for an aggregate purchase price of up to $71,500,000. The Company may record a one-time charge for acquired in-process research and development expenses related to the acquisition. The amount of that charge, if any, has not yet been determined. The Company currently anticipates that the acquisition will be completed by the end of the fourth quarter of 2006. A portion of the consideration payable to stockholders of Attansic will be placed into escrow pursuant to the terms of the acquisition agreement.

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

Overview

We are a leading developer of highly integrated semiconductor system solutions for communications products. We combine our wireless systems expertise with high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipset solutions that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g and 802.11a standards and the draft 802.11n standard. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Acer, Apple, Fujitsu, Lenovo, NEC, and Toshiba and networking equipment manufacturers, including 2Wire, 3COM, Belkin, Cisco Systems, D-Link, Linksys, NEC AT, NETGEAR, Siemens and TP-Link, as well as other consumer electronics customers.

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

In August 2006, we acquired 99.95% of ZyDAS Technology Corporation, a privately held, Taiwan-based integrated circuit design company specializing in high-performance wireless Local Area Network, or WLAN, semiconductor and software solutions, and in September 2006 we acquired the remaining 0.05%. Under the terms of the share purchase agreement, we paid an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. The results of operations of ZyDAS have been included in our consolidated statements of operations since the first closing on August 8, 2006. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

Revenue. Our revenue is derived primarily from the sale of WLAN chipset products, PAS chip solutions and, to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicard and other integrated circuit card products. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

In the nine months ended September 30, 2006, Hon-Hai Precision Industry Co., Ltd. and UTStarcom, Inc. accounted for 16% and 11% of our net revenue, respectively. In the nine months ended September 30, 2005, Hon-Hai Precision Industry Co., Ltd. Alpha Networks, Inc., Cameo Communications, Inc., and Askey Computer Corporation accounted for 15%, 15%, 14% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% and 97% of net revenue in the nine months ended September 30, 2006 and 2005, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and writedowns to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

Research and Development. Research and development expense relates primarily to compensation and associated costs related to development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation costs, regulatory testing costs, depreciation expense and allocated occupancy costs. All research and development costs are expensed as incurred. We expect our research and development costs to increase in absolute dollars in the fourth quarter as we invest to develop new products to be competitive and address new markets in the future.

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, travel, trade show, depreciation and allocated occupancy costs. We expect sales and marketing expenses will increase in absolute dollars in the fourth quarter as we hire additional personnel and expand our sales and marketing efforts.

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees and banking fees, charges related to allowance for doubtful accounts and allocated occupancy costs. We expect that general and administrative expenses will decrease in absolute dollars in the fourth quarter as we anticipate that a portion of the professional fees that were incurred during this quarter will not recur.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to the amortization of intangible assets acquired in the ZyDAS acquisition. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three years for purchased technology and two years for both customer relationships and covenants not-to-compete.

Acquired In-Process Research and Development. Acquired in-process research and development relates to the in-process research and development expensed upon acquisition of ZyDAS as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between us and our customers. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual claims submitted by the customers differ significantly from the original estimates, which may have the effect of increasing or decreasing net revenue and gross profit as a percentage of revenue in a particular period in which these estimates are adjusted.

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

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Under the modified prospective application method, compensation expense for stock-based awards granted by us as a public company prior to, but not yet vested as of January 1, 2006, is based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. For stock-based awards granted before November 26, 2003 (the date on which we filed our registration statement for our initial public offering), we continue to record compensation expense following the provisions of APB 25. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. At September 30, 2006 there was $34.5 million of total unrecognized compensation cost related to non-vested compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 3.2 years.

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

Product Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our chipset suppliers, our warranty obligation is affected by product failure rates, the cost of replacement chipsets and inbound and outbound freight costs incurred in replacing a chipset after failure. We continuously monitor chipset returns for warranty and maintain an accrual for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual failure rates, cost of chipset replacement and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty accrual would be required. Any such revisions may have the effect of increasing or decreasing gross profit as a percentage of revenue in a particular period in which these estimates are adjusted.

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

Goodwill and Acquired Intangible Assets. We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We amortize acquisition-related identified intangibles on a straight-line basis over their estimated economic lives.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, we measure and test goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exit. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. We have one reporting unit. We determine the fair value of the reporting unit by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. We only perform the second step of the process if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. We have not been required to perform this second step of the process since its implementation of SFAS 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	53	57	52	57

Gross profit	47	43	48	43
Operating expenses:
Research and development	23	26	24	27
Sales and marketing	9	9	9	10
General and administrative	5	6	5	6
Amortization of acquired intangible assets	1	—	1	—
Acquired in–process research and development	—	—	—	—

Total operating expenses	38	41	39	43

Income from operations	9	2	9	—
Interest income, net	3	3	3	3
Provision for income taxes	(4)	—	(3)	—

Net income	8%	5%	9%	3%

Comparison of Three and Nine Months Ended September 30, 2006 and 2005

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Net revenue	$79,608	$45,800	74%	$213,885	$130,407	64%

The increase in net revenue for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was due to the increased volume of chipsets shipped as a result of further acceptance of our wireless chipset products, additional market demand for wireless networking products and the increased demand for our cellular solution for PAS products. The total number of chipsets shipped increased by approximately two times from the third quarter of 2005 compared to the third quarter of 2006. The increase in chipsets shipped was partially offset by a decrease in the average selling price as we competitively priced our chipsets to aggressively pursue market share.

Gross Profit

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Gross profit	$37,666	$19,887	89%	$102,904	$56,249	83%
% of net revenue	47%	43%		48%	43%

Gross profit as a percentage of revenue in the three and nine months ended September 30, 2006 increased compared to gross profit as a percentage of revenue in the comparable periods of 2005 primarily as a result of a greater concentration of higher margin products as a percentage of our total product mix, partially offset by a decline in the overall blended average selling prices of our comparable chips, from $7.28 in the third quarter of 2005 to $6.22 in the third quarter of 2006. We expect our gross margins will decrease in the fourth fiscal quarter of 2006 based on anticipated changes in the product mix and acquisition related charges.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Research and development	$18,314	$11,943	53%	$51,745	$35,006	48%
% of net revenue	23%	26%		24%	27%

The increase in research and development expenses during the three months ended September 30, 2006, compared to the three months ended September 30, 2005, was partly due to an increase in compensation-related costs of $2,948,000, related to a 74% increase in the number of employees engaged in research and development activities, and partly due to costs related to stock-based compensation, which increased by $1,513,000 resulting from the adoption of SFAS 123R. In addition, there were increases in outside services and consulting fees of $1,047,000 and depreciation expenses totaling $315,000, primarily due to increased chip development efforts for new and existing markets.

The increase in research and development expenses during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, was partly due to an increase in compensation-related costs of $6,544,000, due to a 74% increase in the number of employees engaged in research and development activities, and partly due to costs related to stock-based compensation, which increased by $4,366,000 resulting from the adoption of SFAS 123R. In addition, costs related to prototype parts, expensed equipment, mask sets and engineering wafers increased $2,063,000, and outside services and consulting fees increased $1,723,000, primarily due to increased chip development efforts for new and existing markets.

Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Sales and marketing	$7,374	$4,276	72%	$19,732	$12,836	54%
% of net revenue	9%	9%		9%	10%

The increase in sales and marketing expenses during the three months ended September 30, 2006, compared to the corresponding period in 2005, was partly due to an increase in compensation-related costs of $1,146,000, attributable to a 57% increase in the number of employees engaged in sales and marketing activities, and partly due to costs related to stock-based compensation, which increased by $806,000 resulting from the adoption of SFAS 123R. In addition, there was an increase in commissions to independent sales representatives of $423,000 resulting from the increase in revenues over 2005. Travel expenses increased by $288,000 resulting from the increase in sales and marketing employees, and consulting fees increased $229,000 as we increased our applications engineering efforts during the period.

The increase in sales and marketing expenses during the nine months ended September 30, 2006, compared to the corresponding period in 2005, was partly due to an increase in compensation-related costs of $3,360,000, attributable to a 57% increase in the number of employees engaged in sales and marketing activities, and partly due to costs related to stock-based compensation, which increased by $2,190,000 resulting from the adoption of SFAS 123R. In addition, there was an increase in travel expenses of $687,000 relating to the increase in the number of sales and marketing employees. Additionally, commissions to independent sales representatives increased $298,000 resulting from the increase in revenues over 2005. Consulting fees increased $212,000 as we increased our applications engineering efforts during the period.

General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
General and administrative	$4,237	$2,748	54%	$11,035	$7,637	44%
% of net revenue	5%	6%		5%	6%

The increase in general and administrative expenses during the three months ended September 30, 2006, compared to the corresponding period in 2005, was partly due to an increase in compensation-related costs of $467,000, primarily attributable to a 53% increase in the number of employees engaged in general and administrative activities, and partly due to costs related to stock-based compensation of $442,000 resulting from the adoption of SFAS 123R. In addition, professional fees and consulting expenses increased by $312,000, due to increased legal costs for patent-related matters and consulting expenses associated with our income tax compliance requirements.

The increase in general and administrative expenses during the nine months ended September 30, 2006, compared to the corresponding period in 2005, was partly due to an increase in compensation-related costs of $1,322,000, primarily attributable to a 53% increase in the number of employees engaged in general and administrative activities, and partly due to costs related to stock-based compensation of $1,190,000 resulting from the adoption of SFAS 123R. In addition, professional fees and consulting expenses increased by $520,000 due to increased patent-related matters and other general legal costs, increases in fees for our independent accountants and consulting expenses associated with income tax compliance requirements.

Amortization of Acquired Intangible Assets

During the three and the nine months ended September 30, 2006, we recorded $489,000 in charges related to the amortization of acquired intangible assets from the ZyDAS acquisition. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three years for purchased technology and two years for both customer relationships and covenants not-to-compete. During the period, we fully expensed the acquired intangible asset related to backlog of $100,000 since this asset related to open purchase orders acquired from ZyDAS which were subsequently fulfilled in the third quarter of 2006.

Acquired In-Process Research and Development

During the three and nine months ended September 30, 2006, we recorded in-process research and development charges of $400,000 resulting from the ZyDAS acquisition. The amounts allocated to in-process research and development in the three and nine months ended September 30, 2006 were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest Income, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Interest income, net	$2,319	$1,262	84%	$6,323	$3,360	88%
% of net revenue	3%	3%		3%	3%

During the three and nine months ended September 30, 2006 we experienced increased interest income compared to the same periods in 2005, primarily due to a $26.2 million increase in cash, cash equivalents and marketable securities, resulting primarily from the generation of working capital from operations and the exercise of employee stock options. In addition, yields achieved on our investment portfolio have increased in the three and nine months ended September 30, 2006 over the same period in 2005.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Provision for income taxes	$2,850	$30	9,400%	$5,938	$525	1,031%
% of net revenue	4%	—%		3%	—%

Our tax expense for the three months ended September 30, 2006 is $2,850,000, which is based on our estimated annual effective tax rate of 30%. Our annual effective tax rate for 2006 differs from the fiscal 2005 rate and the U.S. statutory rate primarily due to the realization of previously reserved deferred tax assets such as net operating loss carryforwards and credits. The 2005 tax expense related primarily to foreign taxes.

Our tax expense for the nine months ended September 30, 2006 is $5,938,000, which is based on our estimated annual effective tax rate of 30% applied to year-to-date pretax income, less one-time tax benefits of $1,392,000 in the quarter ended March 31, 2006 related to the partial release of our valuation allowance on deferred tax assets. Our annual effective tax rate for 2006 differs from the fiscal 2005 rate and the U.S. statutory rate primarily due to the realization of previously reserved deferred tax assets such as net operating loss carryforwards and credits. The income tax provision for 2005 consisted primarily of U.S. alternative minimum tax and foreign income taxes. Our annual effective tax rate for 2005 differs from the U.S. statutory rate due to the realization of net operating loss carryforwards.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2006, consisted of cash, cash equivalents and marketable securities of $190.8 million, and our revolving credit facility, under which $8.6 million was available to borrow. We issued a standby letter of credit for $1.4 million to secure an operating lease for equipment during the quarter ended September 30, 2006 which reduced the amount available to borrow under this credit facility from $10.0 million to $8.6 million.

Operating Activities. Our operating activities provided $23.7 million of cash for the nine months ended September 30, 2006 compared to $10.2 million for the nine months ended September 30, 2005. Cash flow from operating activities for the nine months ended September 30, 2006 resulted primarily from net income of $19.9 million, an increase in other accrued liabilities of $11.7 million primarily related to an increase in rebates and accrued compensation expense related to increased headcount, non-cash stock-based compensation expense of $9.5 million, an increase in accounts payable of $3.4 million related to increases in inventory and timing of vendor payments, depreciation and amortization of $2.3 million, and amortization of intangible assets acquired in the ZyDAS acquisition of $1.3 million. These changes were partially offset by an increase in accounts receivable of $15.2 million related to the timing of customer payments, an increase in inventory of $7.5 million to support increased demand for our products and additional prepaid expenses and other assets of $2.1 million related to payroll withholding from employees participating in our Employee Stock Purchase Plan and deposits to secure equipment leased under operating leases. Cash flow from operating activities for the nine months ended September 30, 2005 resulted from net income of $3.6 million, an increase in our accounts payable balance of $7.5 million due to the timing of vendor payments, an increase in accrued and other liabilities of $2.7 million related to accrued compensation and benefits, amortization of deferred stock-based compensation of $1.5 million and depreciation and amortization expense of $1.3 million, and an increase in deferred revenue of $1.0 million due to additional customer agreements signed during the period requiring partial upfront payment. These changes were partially offset by an increase in our inventory by $6.5 million to support additional demand for our products.

Investing Activities. Our investing activities used $27.6 million in the nine months ended September 30, 2006, and provided $16.9 million in the nine months ended September 30, 2005. Our investing activities primarily consisted of the purchase and maturities of marketable securities and purchases of property and equipment. Additionally, in the nine months ended September 30, 2006, the Company paid $16.6 million, net of cash acquired, to acquire ZyDAS.

Capital expenditures were $3.8 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively. The capital expenditures within the nine months period ended September 30, 2006 primarily consisted of computer and test equipment purchases. The capital expenditures during the nine months period ended September 30, 2005 primarily consisted of leasehold improvements for our corporate headquarters and computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth.

Financing Activities. Our financing activities provided cash of $13.5 million and $3.3 million in the nine months ended September 30, 2006 and 2005, respectively. The cash provided in these periods primarily related to the issuance of common stock resulting from the exercise of employee stock options and purchases from our employee stock purchase plan. Our net cash provided by financing activities during the nine months ended September 30, 2006 also included excess tax benefits from stock-based compensation.

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

On October 23, 2006, we signed a definitive agreement to acquire Attansic Technology Corporation. Under the terms of the agreement, we will issue a combination of up to $46.5 million in cash and $25.0 million in shares of our common stock, for an aggregate purchase price of up to $71.5 million. We may also enter into arrangements in the future with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Form 10-K filed with the SEC on March 10, 2006. There have been no significant changes to our contractual obligations since we filed such Form 10-K.

As of September 30, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 requires that both a balance sheet and an income statement approach be used when quantifying and evaluating the materiality of a misstatement on the financial statements. The provisions of SAB 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. We believe adoption of SAB 108 would not have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of September 30, 2006, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, market auction preferred stock and U.S. government securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements of which $8.4 million is currently available. The line of credit bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

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

We have significantly grown and expanded our operations in a short period of time, and to achieve our business objectives, we expect to continue to grow. Through internal growth and the acquisition of ZyDAS Technology Corporation, completed in the third quarter of 2006, we have significantly increased the scope of our operations and expanded our workforce, from 260 employees as of December 31, 2004, to 327 employees as of December 31, 2005, and to 526 employees as of September 30, 2006. We anticipate that we will further expand our workforce through internal growth as well as acquisitions, including the Attansic Technology Corporation transaction which we expect to complete in the next three months. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our current and future products and services. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

In addition, we have entered into a lease for additional office space in Northern California and anticipate the need to lease additional office space in other locations in the near future to accommodate our growth, and we may also be required to relocate our employees from time to time. Such relocation could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

We intend to evaluate acquisitions of or investments in businesses with complementary products and technologies, and we may not realize the anticipated benefits of these acquisitions or investments.

We plan to evaluate acquisitions of or investments in businesses that may offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities, if appropriate opportunities arise. For example, during the third quarter of 2006, we completed the acquisition of ZyDAS, a privately held Taiwan-based fabless wireless IC design company, and during the next three months, we expect to complete the acquisition of Attansic Technology Corporation, a privately held Taiwan-based fabless ethernet IC design company. Risks arising from these or other future acquisitions or investments could include among other things:

•	our ability to accurately assessed the business and prospects of an acquisition or the anticipated benefits of an acquisition;

•	delays in or failure to complete the development and application of the acquired technology or products;

•	our ability to successfully integrate acquired technologies, operations and personnel,;

•	failure to achieve projected results of the acquisition;

•	disruption of our ongoing business;

•	diversion of management and employees’ attention from our business;

•	risks associated with entering into a geographic or business market in which we have little or no prior experience;

•	difficulties in establishing and maintaining uniform standards, controls, policies and procedures;

•	deficiencies in the internal control of any acquired company could result in a material weakness in our overall internal control;

•	our ability to recover costs of the acquisition or investment;

•	amortization expenses or impairment charges related to goodwill or other intangible assets;

•	negative impact on our relationships with customers, suppliers or contractors;

•	loss of key employees of acquired business; and

•	potentially dilutive issuance of equity securities.

Future acquisitions could result in accounting charges, the incurrence of debt or contingent liabilities, adverse tax consequences, deferred compensation charges, dilution to future earnings and amortization of amounts related to deferred compensation and certain purchased intangible assets and large and immediate write-offs, any of which could negatively impact our results of operations and could cause our stock price to decline. We may be unable to identify suitable acquisition candidates or investment opportunities or that we will be able to consummate any such transactions on terms and conditions that are acceptable to us, if at all. We may not realize the anticipated benefits of any acquisition or investment.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. As a result of the applicability of SFAS 123R requirement to expense the fair value of stock options awarded to employees, we may need to modify our compensation policies by, for example, increasing cash compensation to certain employees and/or instituting awards of restricted stock units, while simultaneously reducing awards of stock options. For example, our recent annual stock refresh for employees included the use of restricted stock units as equity compensation for our employees. This modification of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of stock options awarded to employees would increase our operating expenses. We cannot be certain that any such potential changes in our compensation policies, if enacted, would improve our ability to attract, retain and motivate employees. Our potential inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial conditional and results of operations.

We face business, political, regulatory, operational, financial and economic risks because most of our operations and sales activities take place outside of the United States.

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia have accounted for substantially all of our net revenue since 2003. Because most of our ODMs and our PAS customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India, Taiwan and China and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao and China. We recently acquired ZyDAS Technology Corporation in Taiwan, and we expect in the fourth quarter of 2006 to complete the acquisition of Attansic Technology Corporation in Taiwan and Shanghai. Following the Attansic acquisition, we expect that approximately one-half of our total workforce will be located in Asia and India. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

Any of these factors could significantly harm our future international sales and operations, and consequently, our revenue and results of operations and business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On August 8, 2006, we issued 249,880 shares of the Company’s common stock, and on September 29, 2006, we issued 120 shares of our common stock, to the shareholders of ZyDAS Technology Corporation, a Taiwan corporation, in exchange for all of the shares of capital stock of ZyDAS. The shares were issued without registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) in reliance upon Section 3(a)(10) of the Securities Act following receipt of a permit granted by the California Department of Corporations upon conclusion of a fairness hearing.

(b) Not applicable

(c) Not applicable

Item 6. Exhibits.

Exhibit Number	Description
10.1(1)	Form of Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
Chief Executive Officer and President
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre
Vice President and Chief Accounting Officer
(Chief accounting officer)

Exhibit Index

Exhibit Number	Description
10.1(1)	Form of Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.