Form 10-K
period 2006-12-31
ATHEROS COMMUNICATIONS INC
filed 2007-03-01
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common stock, $0.0005 par value per share            The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $752,609,988 based upon the closing price of $19.05 of such common stock on the NASDAQ Global Select National Market on June 30, 2006 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of June 30, 2006 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 23, 2007, there were 54,977,513 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 (as to directors, executive officers and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to beneficial ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2007 Annual Meeting of Stockholders to be held on May 22, 2007.

ATHEROS COMMUNICATIONS, INC.

PART I

Item 1. Business

When used in this Report, the words "will," "shall," “may,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, technological developments, the features, benefits and performance of our current and future products the anticipated benefits of our recent acquisitions of ZyDAS Technology Corporation and Attansic Technology Corporation, future price reductions, our dependence on any one third party license, benefits of open source license agreements, our competitive status, our original design manufacturer customer base, our sales in Asia, our dependence on our senior management and our ability to attract and retain key personnel ,our employee relations, the benefits of equity compensation and the related charges, potential litigation, the effects of government regulations, our compliance with laws and regulations related to our encryption technologies, our participation in wireless standards bodies and the effects of the adoption of standards, the expected benefits of our intellectual property, our future office space needs, our expected future expenditure levels for research and development, sales and marketing, and general and administrative expenses, our future capital expenditures, ,fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs ,our credit facility, impact of changes in interest rates, future acquisitions of and investments in complimentary businesses, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to successfully integrate our recent acquisitions, our ability to safeguard our intellectual property, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, "Business" and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this Report, references to “Atheros,” “we,” “us,” “our” or the “Company” mean Atheros Communications, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Atheros, Super G, Super AG, XR, eXtended Range, ROCm, and XSPAN are our trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

We are a leading developer of highly integrated semiconductor system solutions for communications products. We combine our wireless systems and software expertise with high-performance radio frequency, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. We provide system-on-a-chip and software solutions to manufacturers of computing and networking equipment, digital entertainment and broadband access products, and mobile devices. Our product portfolio includes Wireless Local Area Network, or WLAN solutions for the data networking and consumer markets, Personal Access Systems, or PAS, also referred to as Personal Handyphone Systems, chipsets for handsets and base stations and Fast and Gigabit Ethernet products for PC OEMs.

We were incorporated as T-Span Systems Corporation in Delaware in May 1998. In May 2000, we changed our corporate name to Atheros Communications, Inc.

Our website address is http://www.atheros.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities Exchange Commission.

Our Products and Technology

WLAN Products

We are shipping production volumes of our eighth generation of semiconductors, hardware designs and software for WLAN applications. We offer customers guidelines known as reference designs that can be used to design a wide variety of systems, including networking cards and access points, mobile devices and handsets. Our WLAN solutions provide basic standards-compliant connectivity and other features such as substantial throughput enhancement and range enhancement, supporting video, voice and outdoor broadband access. Our products support several encryption and authentication security standards, network management protocols, operating systems, and interfaces to non-computing environments, such as consumer electronics.

We provide a comprehensive portfolio of multi and single chip WLAN products ranging from entry-level wireless networking products for the small office and home office (SOHO) markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the personal computer, enterprise access, small office and home networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers, or IEEE, family of wireless local area networking, or WLAN, standards, including the 802.11b, 802.11g, 802.11a and anticipated 802.11n standards. Our solutions have been developed over the past nine years and in 2006, we acquired ZyDAS Technology Corporation, a supplier of 802.11 semiconductor solutions for USB adapters and embedded modules, to further expand our product portfolio for new and existing 802.11 markets.

We currently provide wireless system solutions based on four types of semiconductors:

•

Radio-on-a-chip, or RoC, is one or more CMOS radio transmitters and receivers for either or both of the frequency bands in which our products operate and is primarily an analog radio frequency, or RF, circuit.

•

MAC + Baseband is an implementation of mixed signal circuitry containing low frequency analog circuits and data converters integrated with a digital interface, media access controller, or MAC, and baseband processor. The MAC contains a silicon implementation to support the protocol for network communications.

•

Stand-alone Network Processing Unit, or NPU, is our stand-alone processor which supports a variety of clock speeds and network interfaces. The NPU is typically used in products that provide dedicated wireless networking infrastructure solutions.

•

Wireless system-on-a-chip, or WiSoC, incorporates a MAC + baseband integrated with a network processor and network interfaces, which are otherwise typically, separate components. The processor is a digital device and is integrated to reduce the overall solution cost for wireless networking infrastructure products.

•

Single chip solutions are highly integrated, complete wireless solutions, including one or more radios-on-a-chip, media access controllers, baseband processors, and optionally, a network processor and network interfaces. These devices encapsulate substantially all of the digital and analog circuitry within a single chip.

Our WLAN customers use a variety of our chips to create differentiated client and infrastructure solutions to meet the needs of the specific market segment that they address. Infrastructure products, such as an access point, gateway or router, use our wireless subsystems that incorporate either a separate or embedded network processor. Client solutions, such as laptops and cardbus cards, utilize the host processor of the particular product in conjunction with our wireless subsystem. Examples of how our chips can be combined for infrastructure and client solutions are as follows:

Infrastructure Solutions	Client Solutions
- WiSOC + RoC(s)	- RoC(s) + MAC/Baseband
- RoC(s) + MAC/Baseband + NPU	- Single chip solutions
- Single chip solutions with an integrated Atheros processor

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

•

Atheros eXtended Range®, or Atheros XR®, is a range enhancing extension that can more than double the distance at which an Atheros client device can maintain a connection with an Atheros access point minimizing dead spots and providing better coverage in large homes from a single access point. We achieve this by adapting the OFDM algorithms in the baseband to increase the sensitivity of the receiver when the signal level is too low for standard operation. • XSPAN™ products take advantage of multiple radio, smart antenna technologies including multiple-input multiple-output, or MIMO, designs to increase the performance of wireless networks. Our XSPAN family of products is designed to meet the latest draft 802.11n specification approved by the IEEE. Our highest performance XSPAN solution uses a unique triple-radio RF design and delivers up to 300 Mbps physical data rate in each radio band, with real end user throughput of 150-180 Mbps.

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

We believe that WLANs and other wireless products will continue to improve by transitioning from multi-chip systems to more highly integrated systems providing radio, baseband and MAC functionality on a single silicon chip such as those offered by us. We have released in volume a family of single chip WLAN solutions, and expect to continue to both integrate additional functionality in these solutions as well as develop single chip solutions for other markets.

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

PAS Products

In 2005, we introduced our solution for the PAS cellular market. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. Our PAS product enables service providers in China to transition their network capabilities from wireline to wireless, allowing them to offer both mobile wireless voice and data services. Our solution consists of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex, or TDMA-TDD, technology operating at 1.9 gigahertz, or GHz, providing high quality voice, advanced data services and long battery life. Our unique, highly integrated single chip solution for PAS products provides full support for the PAS networking standard and a robust set of product features at a competitive price.

Fast and Gigabit Ethernet Products

In December 2006, we acquired Attansic Technology Corporation, a supplier of Gigabit and Fast Ethernet semiconductor solutions. The Attansic acquisition complements our existing portfolio of products for access points, routers and gateways, which typically include Ethernet physical layer, transceivers and switches, and expands our portfolio for personal computer customers into Local Area Network-on-motherboard, or LOM applications. These products provide Ethernet connectivity in accordance with the IEEE 802.3ab, or Gigabit, or IEEE 802.3u , or Fast Ethernet, standards.

The Gigabit and Fast Ethernet controller products are targeted for wired connectivity on desktop and notebook personal computer, or PC, platforms. Our family of single-chip controllers integrates our Gigabit/Fast Ethernet physical integrated circuit, or PHY and Media Access Controller, or MAC, with a comprehensive software suite. These cost-effective solutions are targeted for client network interface cards, or NICs, and LOM applications.

Our Fast Ethernet and Gigabit Ethernet transceivers are designed for the small and medium business, or SMB and enterprise networking systems. Our transceiver products utilize sophisticated signal processing algorithm and advanced power management features to achieve high performance and low power consumption. Target applications include PC LOMs, Access Points, or APs, routers, broadband gateways, and SMB switches.

Customers

We sell our products directly to original equipment manufacturers, or OEMs, who include our chipsets in their products, and to original design manufacturers, or ODMs, who in turn include our chipsets in products they supply to OEMs. For direct sales to OEMs, the OEM incorporates our wireless system solutions directly into their products, and the OEM is the licensee and the end-user of the technology. However, we primarily sell directly to ODMs, as many OEMs choose to specify an ODM to integrate our technology in a module, such as a peripheral component interconnect, or PCI, card, which is then delivered to the OEM customer. For OEMs who use an ODM as an intermediary, our shipments and revenue are directly with the ODM. However, we attempt to maintain close relationships with the target OEM and the initial technology design win is generally awarded by the OEM. We also have ongoing contact with the OEM for forecasting and technology update purposes. Currently, our target markets include the retail wireless networking, personal computer OEM, enterprise and carrier infrastructure equipment, mobile communications, and consumer electronics markets.

In 2006, Hon-Hai Precision Industry Co. Ltd. and UT Starcom, Inc. accounted for 20% and 10% of our net revenue, respectively. In 2005, Alpha Networks, Inc., Hon-Hai Precision Industry Co. Ltd., Cameo Communications, Inc., and Askey Computer Corporation accounted for 15%, 15%, 13% and 10% of our net revenue, respectively. In 2004, Hon-Hai Precision Industry Co. Ltd., Askey Computer Corporation, Cameo Communications, Inc. and Alpha Networks, Inc. accounted for 23%, 17%, 12% and 10% of our net revenue, respectively.

While we primarily sell directly to ODMs, the ODM generally identifies on its purchase order the OEM for whom they are purchasing our product. We do not have the ability to directly confirm with the sell-through party that they received the final product from the ODM. Based on the sell-through information provided to us by the ODMs, the following companies or their subsidiaries are among those that have incorporated Atheros products through ODMs during the year ended December 31, 2006:

2Wire, Inc.

3Com Corporation

Acer Co. Ltd

Apple, Inc.

Belkin Corporation

Buffalo, Inc.

Cisco Systems, Inc. (including The Linksys Group, Inc.)

Corega

D-Link Corporation

Fujitsu Limited

Fujitsu Siemens Computers

Hewlett-Packard Company

Lenovo (Singapore) PTE Ltd (formerly IBM Singapore PTE Ltd)

NEC Electronics Corporation

NETGEAR, Inc.

Proxim, Inc.

Siemens AG

Sony Corporation

Toshiba Corporation

TP-LINK Technologies Co. Ltd.

UTStarcom, Inc.

Sales and Marketing

We have direct sales staff strategically located near our major customers in the United States and Asia who support our major OEM and ODM customers. Each salesperson has specific end-user market expertise.

We also have field application engineers, or FAEs, who provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products. Our FAE organization is segmented by end-user market as well as core competencies in hardware, software and radio frequency necessary to support our customers.

To supplement our direct sales, we have independent sales representatives and distributors with locations throughout the world. We selected these independent representatives and distributors based on their ability to provide effective field sales, marketing communications and technical support for our products. With the independent sales representatives, our customers place orders directly with us rather than with the representatives and our representatives do not generally maintain product inventory. With our distributors, our customers generally place orders directly with the distributor and our distributors generally maintain product inventory.

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

Our marketing groups focus on our product strategy, product development road maps, new product introduction process, demand assessment, competitive analysis, customer application support, customer program management and corporate communications. These groups also ensure that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, operations, and sales groups, as well as our ODMs, OEMs and representatives.

Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a good indicator of our future sales.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% of net revenue in 2006, 96% of net revenue in 2005 and 98% of net revenue in 2004. Our net revenue consisted of sales to customers in the following countries for the periods indicated in the following table:

	Year Ended December 31,
	2006	2005	2004
Taiwan	53%	70%	86%
China	35	16	3
United States	1	3	1
Other	11	11	10

Regulatory Environment and Industry Standards

Our wireless products and our customers’ products transmit and receive radio signals across both licensed and unlicensed regulated spectrum. To certify our products for use in a broad geographic market, we maintain communication with a variety of government and certification agencies in the United States and international markets, including, but not limited to, Japan, China, Taiwan, Korea, France, Germany and the United Kingdom. As the wireless communications market is particularly influenced by regulations and policy on spectrum allocations and licensing provisions, this direct contact gives us insight into market requirements and appropriate product plans. We have developed and obtained necessary certifications for certain proprietary technologies and algorithms that enable our products to roam between and adapt to various standards and to international regulatory and operational requirements. These technologies are not necessarily exclusive to us, but have been refined by us and are a requirement for many multinational equipment manufacturers.

We intend to participate in, support our employees’ participation in, or monitor, as appropriate, the activities of various standards bodies, including the IEEE standards group, the European Telecommunications Standards, or ETSI, the International Telecommunications Union, or ITU, the WiFi Alliance, WiMax, a nonprofit group formed to create and promote the development of IEEE wireless broadband standard 802.16, Digital Living Networking Alliance, or DLNA, the Personal Handyphone System Memorandum of Understanding Group, or PHS MoU Group, the Peripheral Component Interconnect Special Interest Group, or PCI SIG and the Bluetooth Special Interest Group, or Bluetooth SIG.

The rights to use spectrum are subject to changes made by the government entities that allocate and regulate radio spectrum. Changes in United States and international spectrum policy may limit our ability to sell or prevent us from selling products, require substantial engineering effort and expense to address and work around any such changes, and substantially and adversely affect the time it takes our customers to bring their products to market and our future revenue. In addition, our products and our customers’ products could be denied the regulatory certifications required to sell these products, or the time and cost required to obtain regulatory certifications could reduce our revenue and profitability.

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

Patents

As of December 31, 2006, we held 75 U.S. issued patents and 85 pending U.S. patent applications. We continue to pursue actively the filing of additional patent applications in both the United States and foreign jurisdictions. Our domestic patents and applications have expiration dates from September 2019 through December 2026.

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

Intellectual Property Litigation

The wireless communications and networking industries are characterized by frequent litigation and other vigorous protection and pursuit of intellectual property rights or positions. There are also numerous patents in the wireless communications and networking industries and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation. Questions of infringement involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may be granted and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity made against our products or our customers’ products, and we may not prevail in any future litigation. In the last few years, we and our customers have received several written notices and license offers from research institutions, intellectual property holding firms, our competitors and others claiming to have patent and other intellectual property rights that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and 802.11n wireless standards, as well as other intellectual property relevant to our chips, software, and system solutions. These notices or offers have been made directly to us and to our U.S. and foreign customers. We have responded directly or indirectly through our customers, to these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. In addition, at least two of our customers have been sued in the U.S. for allegedly infringing patents related to 802.11a, 802.11b and 802.11g technology. Neither that litigation nor any of these notices has to date resulted in litigation directly against us. We have received legal advice and opinions from our patent counsel regarding these matters. We believe that the rights offered are either already licensed to us or our products do not infringe any valid claim to the issued patents identified to date. We cannot assure you that any of these or other third-parties will not pursue litigation or assert their patent and other intellectual property rights against us in the future. We have certain indemnification obligations to customers with respect to infringement of third-party patents and intellectual property rights by our products. We cannot assure you that our potential obligations to indemnify such customers will not harm us, our business or our financial condition and results of operations. We may intervene in litigation on behalf of one or more of our customers, incurring substantial expense. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against us or our customers could have a significant adverse impact on our business.

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

Copyrights and Trademarks

We claim copyright and trademark protection for proprietary documentation and a variety of branding marks. We also pursue foreign copyrights and trademarks where applicable and necessary. The branding marks are sublicensed to our customers and used by them to identify and promote their products’ capabilities in markets, including, but not limited to, computing and consumer electronics. As of December 31, 2006, we held 12 registered U.S. trademarks.

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

Certain software compatible with our chipsets has been made available to others through open source licensing agreements. We believe that this has been a source of benefit and differentiation as it expands the market for our products and enables these products to benefit from the design efforts of the open source community. This practice does provide to others some level of insight into the design and the features of our products, although we maintain and retain proprietary rights to the substantial portion of our capabilities.

Research and Development

We engage in substantial research and development to develop new products and integrate additional capabilities in product designs. We conduct research into digital and analog IC design, hardware reference board design, software reference code development, systems integration and manufacturing process flow development at our corporate headquarters in Santa Clara, California, and at our research and development facilities in China and Taiwan. We also perform test emulation, digital design verification and application software development at our offices in India, Taiwan and China. We use a number of proprietary design tools and processes that enable us to deliver high-performance wireless capabilities using low-cost manufacturing facilities. We employ a team of engineers with extensive experience in mixed signal design, systems and communications architecture, CMOS technology and software development. Our research and development expense was $71.1 million in 2006, $47.8 million in 2005 and $42.7 million in 2004.

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

We currently have in production products using 0.09 micron, 0.13-micron, 0.18-micron, and 0.25-micron process geometries for wafer production at Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, and we are also using a 0.13 micron and 0.18-micron process at Semiconductor Manufacturing International Corporation, or SMIC, in Shanghai, China, and 0.18 micron at Tower Semiconductor Ltd. in Israel and at United Microelectronics Corporation, or UMC, in Taiwan. We also qualify, package and test wafers and units at multiple locations, including, but not limited to, Advanced Semiconductor Engineering, Inc. in Taiwan, Amkor Technology, Inc. in China, Taiwan and Korea, ASAT Holdings Limited in China, Global Testing Corporation in Taiwan, Greatek Electronics, Inc. in Taiwan, Microelectronics Corp. in Taiwan, Siliconware Precision Industries Co., Ltd. in Taiwan, STATS ChipPAC Limited in Singapore and Test-Serv, Inc. in Taiwan. We store and distribute our inventory from contracted warehouses in Hong Kong and Singapore.

We also maintain software test facilities at our corporate headquarters and at our research and development facilities in India, Taiwan and China. This enables us to operate certain test processes on demand, so as to reduce the time-to-market of our designs and improve their reliability.

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

We compete with large semiconductor manufacturers and designers and start-up semiconductor design companies as well as large, established suppliers. Our primary competitors include Broadcom Corporation, Conexant Systems, Inc., Intel Corporation, Marvell Technology Group Ltd., Realtek Semiconductor Corp. and Texas Instruments Incorporated. All of our primary competitors and many of our other current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. Many of our competitors also have significant influence in the semiconductor industry. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. As a result, these competitors may respond quicker than we do to new or emerging technologies or changes in customer requirements. Moreover, our competitors may foresee the course of market developments more accurately than we can. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Furthermore, some of our competitors with multiple product lines may integrate wireless functionality into products that we do not sell or bundle their products to offer a broader product portfolio, which may make it difficult for us to gain or maintain market share. For example, Intel markets its Centrino mobile technology brand and we believe Intel provides a substantial marketing development fund incentive for buyers of a combination of its microprocessor, a related chipset and an 802.11 wireless network module that uses the brand. We believe a separate WLAN chipset solution offers advantages compared to a solution integrated with other communications protocols because of the rapid changes in WLAN technologies that occur on a different cycle than those of other communications technologies and due to the significant differences in the performance available from standalone solutions. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can. In addition, new competitors, including lower cost Asian semiconductor companies or alliances among existing competitors, could emerge.

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

Employees

As of December 31, 2006, we employed 660 full-time employees, including 472 in research and development and operations, 131 in sales and marketing, and 57 in general and administration. We have never had a work stoppage and none of our employees is represented by a labor organization nor under any collective bargaining arrangements. We consider our employee relations to be good.

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

We have derived substantially all of our revenue from the sale of chipsets for wireless applications, and we expect our chipsets for wireless applications, and to a lesser extent our wired Ethernet solutions, to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products in a timely manner or demand for our chipsets declines as a result of competition or technological changes, it would have a material negative impact on our business, operating results and financial position and our competitive position. The markets for our wireless and Ethernet networking products are characterized by frequent introduction of next generation and new products, short product life cycles and significant price competition. If our customers or we are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations will suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which could reduce our gross margins and adversely affect our operating performance. Also, we are currently substantially dependent on one customer for our single chip solution for PAS products. If we fail to maintain or grow our share of business with this customer and to win new customers for our PAS product, our revenue growth would be adversely affected.

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

The products we develop and sell, especially those for wireless networking solutions, are used for high volume applications and many of them are subject to rapid declines in average selling prices. The average selling prices have historically decreased significantly in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. Historically, we have generally been able to substantially offset reductions in our average selling prices with decreases in our product costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross profit. While gross profit may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.

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

If we fail to appropriately scale our operations in response to changes in demand for our existing products or for new products, our business could be materially and adversely affected.

We have significantly grown and expanded our operations in a short period of time, and to achieve our business objectives, we expect to continue to grow. Through internal growth and the acquisition of ZyDAS Technology Corporation and Attansic Technology Corporation, both completed in the second half of 2006, we have significantly increased the scope of our operations and expanded our workforce, from 260 employees as of December 31, 2004, to 327 employees as of December 31, 2005, and to 660 employees as of December 31, 2006. We anticipate that we will further expand our workforce through internal growth as well as acquisitions. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our current and future products and services. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

In addition, we have entered into leases for additional office space in Northern California, Taiwan and India, and anticipate the need to lease additional office space in other locations in the near future to accommodate our growth, and we may also be required to relocate our employees from time to time. Such relocation could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

We may not be able to sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. Our revenue increased from $169.6 million in 2004, to $183.5 million in 2005, and to $301.7 million in 2006. We may not be able to achieve similar revenue growth rates for 2007 or in future periods. In the event that we do achieve continued growth, the expansion of our business and operations will likely place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. As a result of the applicability of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, and the requirement to expense the fair value of stock options awarded to employees, we have modified and may continue to modify our compensation policies by, for example, increasing cash compensation to certain employees and/or instituting awards of restricted stock units, while simultaneously reducing awards of stock options. For example, our annual stock refresh for employees in 2006 and a portion of the annual stock refresh for executive officers in February 2007, consisted of restricted stock units as equity compensation for our employees and officers. This modification of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of stock options awarded to employees and officers would increase our operating expenses. We cannot be certain that any such potential changes in our compensation policies, if enacted, would improve our ability to attract, retain and motivate employees. Our potential inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

If we fail to develop and introduce new products and enhancements for wireless and Ethernet applications or if our proprietary features do not achieve market acceptance on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.

The wireless communications and Ethernet markets are characterized by rapidly changing technology, evolving industry standards, rapid changes in customer requirements and frequent product introductions. We must continually design, develop and introduce new products with improved features to be competitive. Our current and future products may not achieve market acceptance or adequately address the changing needs of the market, and we may not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. In addition, we introduce from time to time products with proprietary enhancements. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Our introduction of proprietary features involves risks associated with market acceptance of these new products and certification by industry standards groups. We have reviewed the rules and regulations of the various standards bodies and related industry organizations to which we belong or with which we are affiliated, and we believe there is not a significant risk that action would be taken that would undermine our ability to continue to leverage our affiliation with these organizations.

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

We will continue to expend substantial resources developing products for new applications or markets and may never achieve the sales volume that we anticipate for these products, which may limit our future growth and harm our results of operations.

With the exception of our products for the PAS cellular handset market and the Ethernet products of Attansic, all of our products introduced to date have been for use in wireless networking applications. Our strategy includes developing and introducing new products for use in applications other than wireless networking. Our future success will depend in part upon the success of any such products, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we have no experience in markets other than wireless networking and PAS, and may be unsuccessful in marketing and selling any products we develop. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and harm our results of operations.

We derive revenue from the sale of our PAS products in Asia and if this market does not grow or we do not expand our customer base, our future results may be harmed.

We introduced a new product for the PAS cellular handset market and commenced shipments in the second quarter of 2005. Our future success will depend in part upon the continued success of this product, and we face a number of risks in connection with the product, including those described in the risk factors in this report. We recently entered the cellular market and have limited experience in this market, and as such may be unsuccessful in marketing and selling this product. The China PAS cellular market is dominated by a very small number of handset providers and to date we have relied primarily on UTStarcom for sales of our PAS product. If these providers, and in particular UTStarcom, are not successful in this market, or if they do not choose to incorporate our products into a significant number of their handsets, or if our customers do not effectively market the handsets that do incorporate our product, we will not be successful in selling our product. In addition we have no control over UTStarcom’s or other providers’ schedule for launching their products, and these providers may delay launches of products using our PAS product may be delayed from our expectations. Any such delay by our customers would delay revenues for our PAS products and could adversely affect our quarterly operating results. In addition, the China PAS cellular market may stop growing, if it has not already, or may have already stopped growing, and may contract as competing technologies, such as wideband cellular third generation technologies become available. The market for cellular handset semiconductors is highly competitive and many of our competitors have substantially more experience in this market. There are a number of cellular technologies, some of which have technological advantages over PAS, and the market for PAS cellular may not grow or remain a successful technology. If this product is not successful, our future growth would be adversely affected and our future results harmed.

Our primary PAS customer has trial licenses for PAS handsets in China.

UTStarcom, our primary PAS customer, has trial licenses for PAS systems and handsets and has applied for, but has not yet received, a final official network access license for its PAS systems and handsets, including handsets that include our chipsets. We understand that these PAS systems and handsets are considered to still be in the trial period and that sales of PAS systems and handsets may continue to be made by our customer during this trial period, but that licenses will ultimately be required. If UTStarcom or our other PAS customers fail to obtain the required licenses, or if the trial period ends, they could be prohibited from making further sales of the unlicensed products in China, including PAS handsets that include our chipsets, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required, and with respect to our customers’ ability to sell a product while a product is in the trial period, in a manner that could have a material adverse effect on our business, financial condition and results of operations.

We recently entered the Gigabit and Fast Ethernet semiconductor market through our acquisition of Attansic, and if we are not successful in this market and if this market does not grow or we do not expand our customer base, our future results may be harmed.

In December 2006, we acquired Attansic Technology Corporation, a supplier of Gigabit and Fast Ethernet semiconductor solutions. Our future success will depend in part upon the success of Attansic’s products, and we face a number of risks in connection with these products, including those described in the risk factors in this report. Currently, Asuspower Investments Ltd., or Asuspower, Inc. is our primary customer for our Ethernet products, and we expect that for the near future we will continue to rely primarily on Asuspower for sales of these products. If Asuspower does not choose to incorporate our Ethernet products into a significant number of its products or does not effectively market its products that incorporate our Ethernet products, we will not be successful in selling these products. In addition we have no control over Asuspower’s or other providers’ schedule for launching their products, and launches of products using our Ethernet products may be delayed from our expectations. Any such delay by our customers would delay revenues for our Ethernet products and could adversely affect our quarterly operating results. If we do not add additional customers for our Ethernet products and substantially increase our sales of these products in the future, we will not be successful in this market and our future results will be harmed. The market for Ethernet semiconductors is highly competitive and many of our competitors have substantially more experience in this market. If these products are not successful, our future growth would be adversely affected and our future results harmed.

We face business, political, regulatory, operational, financial and economic risks because most of our operations and sales activities take place outside of the United States.

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia have accounted for substantially all of our net revenue since 2003. Because most of our ODMs and our PAS customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India, Taiwan and China and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao, and China. Following our acquisition of ZyDAS Technology Corporation in Taiwan, and Attansic Technology Corporation in Taiwan and Shanghai, approximately one-half of our total workforce is currently located in Asia and India. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

We do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We primarily rely on Taiwan Semiconductor Manufacturing Corporation in Taiwan, Semiconductor Manufacturing International Corporation in Shanghai, China, Tower Semiconductor Ltd. in Israel and United Microelectronics Corporation in Taiwan to produce our chips. We also rely on Advanced Semiconductor Engineering, Inc. in Taiwan, Amkor Technology, Inc. in China, Taiwan and Korea, ASAT Holdings Limited in China, Global Testing Corporation in Taiwan, Greatek Electronics, Inc. in Taiwan, Sigurd Microelectronics Corp. in Taiwan, Siliconware Precision Industries Co., Ltd. in Taiwan, STATS ChipPAC Limited in Singapore, Test-Serv, Inc. in Taiwan and other third-party assembly and test subcontractors to assemble, package and test our products. In addition, we use JSI Shipping in Hong Kong and Singapore to warehouse and ship our products to our customers. If these vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

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

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order. None of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. During 2006, our manufacturing vendors experienced production capacity constraints due to an upturn in the semiconductor market, and they may do so again in the future. Under these circumstances, these foundries and assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than us or that have long-term agreements with these foundries or assembly and test vendors may cause these foundries or assembly and test vendors to reallocate capacity to those customers, decreasing the capacity available to us. If we enter into costly arrangements with suppliers that include nonrefundable deposits or loans in exchange for capacity commitments, commitments to purchase specified quantities over extended periods or investment in a foundry, our operating results could be harmed. To date, we have not entered into such arrangements with our suppliers. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand, or the inability to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements.

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

In the year ended December 31, 2006, Hon-Hai Precision Industry Co. Ltd. and UTStarcom, Inc accounted for 20% and 10% of our net revenue, respectively. In the year ended December 31, 2005, Alpha Networks, Inc., Hon-Hai Precision Industry Co. Ltd., Cameo Communications, Inc., and Askey Computer Corporation accounted for 15%, 15%, 13% and 10% of our net revenue, respectively. In 2004, Hon-Hai Precision Industry Co. Ltd., Askey Computer Corporation, Cameo Communications, Inc. and Alpha Networks, Inc. accounted for 23%, 17%, 12% and 10% of our net revenue, respectively.

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

To remain competitive, we continually work to improve our chipsets and, in particular, our high-performance RF products, to be manufactured using increasingly smaller geometries and to achieve higher levels of design integration. These ongoing efforts are costly and difficult and require us from time to time to modify the manufacturing processes for our products and to redesign some products. To remain competitive, our chipsets must be redesigned from time to time, which may result in delays in product deliveries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. In addition, while we purchase wafers from foundries, we also assume most of the yield risk related to manufacturing these wafers into die. We may face similar difficulties, delays and expenses in the future. We depend on our relationships with our foundries to transition to smaller geometry processes successfully and cannot assure that our foundries will be able to effectively manage the transition. If our foundries, or we, experience significant delays in this transition or fail to efficiently implement these transitions, our business, financial condition and results of operations could be adversely affected.

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

Although we achieved profitability in the last three fiscal years, we may not sustain or increase profitability in the future.

At December 31, 2006, we had an accumulated deficit of approximately $38.4 million. During 2006, we incurred $125.9 million in operating expenses and generated net income of $18.7 million. During 2005, we incurred $75.5 million in operating expenses and generated net income of $16.7 million. During 2004, we incurred $68.4 million in operating expenses and generated net income of $10.8 million. We did, however, incur a net loss in the fourth quarter of 2006 and the second quarter of 2005 and may incur losses in the future. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes in our existing markets as well as successfully introduce additional products for new markets in order to maintain profitability. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting rules and regulations. A change in those accounting rules can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123R which has required us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. Since we historically used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. However, because we believe that providing equity-related compensation for our employees is a competitive necessity, we will likely incur significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could adversely affect our overall results of operations. Moreover, we have implemented the requirements of SFAS No. 123R using the modified prospective method and accordingly we have not restated prior period financial statements to reflect the historical impact of option grants. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future operating performance since our financial statements going forward, which will reflect stock-based compensation expense, will not be comparable to our prior period financial statements that exclude stock-based compensation expense.

Similarly, In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 , or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The provisions of FIN 48 are effective for us in the first quarter of 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future operating performance since our financial statements going forward, which will reflect the provisions of FIN 48, may not be comparable to our prior period financial statements that exclude its application.

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

We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. During the years ended December 31, 2006 and 2005, we released a portion of the valuation allowance in the amount of $1.9 million and $7.5 million, respectively, previously recorded against our deferred tax assets. These releases resulted in reduced tax provisions in the years recorded. We may have additional releases or increases to our valuation allowance. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future profitability, since these movements in the valuation allowance are infrequent and are non-cash items.

We intend to evaluate acquisitions of or investments in businesses, and we may not realize the anticipated benefits of these acquisitions or investments.

We plan to continually evaluate acquisitions of or investments in businesses that may offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities, if appropriate opportunities arise. For example, during the second half of 2006, we completed the acquisition of ZyDAS Technology Corporation, a privately held Taiwan-based fabless wireless IC design company, and Attansic Technology Corporation, a privately held Taiwan-based fabless Ethernet IC design company. Risks arising from these or other future acquisitions or investments could include among other things:

•	our ability to accurately assessed the business and prospects of an acquisition or the anticipated benefits of an acquisition;

•	delays in or failure to complete the development and application of the acquired technology or products;

•	our ability to successfully integrate acquired technologies, operations and personnel,;

•	failure to achieve projected results of the acquisition;

•	disruption of our ongoing business;

•	diversion of management and employees’ attention from our business;

•	risks associated with entering into a geographic region or business market in which we have little or no prior experience and specifically managing personnel in these regions;

•	difficulties in establishing and maintaining uniform standards, controls, policies and procedures;

•	deficiencies in the internal control of any acquired company could result in a material weakness in our overall internal control;

•	our ability to recover costs of the acquisition or investment;

•	amortization expenses or impairment charges related to goodwill or other intangible assets;

•	negative impact on our relationships with customers, suppliers or contractors;

•	loss of key employees of acquired business; and

•	potentially dilutive issuance of equity securities.

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

We license some of our software source code to our customers, which increases the number of people who have access to some of our trade secrets and other proprietary rights. Contractual obligations of our licensees and their sublicensees not to disclose or misuse our source code may not be sufficient to protect us from disclosure or misuse. The costs of enforcing contractual rights could substantially increase our operating costs and may not ultimately succeed in protecting our proprietary rights. If our competitors access our source code, they may gain further insight into the technology and design of our products, which would harm our competitive position.

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to license or sell our proprietary technologies or products and divert the attention of management and technical personnel.

The wireless and Ethernet communications markets are characterized by frequent litigation regarding patent and other intellectual property rights. In the last few years, we have received several written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and 802.11n wireless standards as well as other technology and patents relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers. We have certain indemnification obligations to customers with respect to any infringement of third-party patents and intellectual property rights by our products. We have responded, or are in the process of responding, directly, or indirectly through our customers, to all of these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. While at least two of our customers have been sued in the U.S. by the holders of patents related to 802.11a, 802.11b and 802.11g technology, neither that litigation nor any of these notices or offers to license has to date resulted in litigation directly against us. Questions of infringement and misappropriation in our markets involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in any future litigation. If litigation were to be filed against us in connection with an offer to license technology or claims of infringement, our business could be harmed. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

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

Our headquarters are located in California, and we have sales offices in Japan and elsewhere in Asia, and research and development facilities in India, Taiwan and China. Our third-party foundries and subcontractors are concentrated in Asia and elsewhere in the Pacific Rim. These areas are subject to significant weather and earthquake-related risks. Any disruption to the operations of these offices, foundries and subcontractors resulting from typhoons, earthquakes or other natural disasters could cause significant delays in the production, shipment and sales of our products.

TSMC, SMIC and UMC, which manufacture our chipsets and subcontractors which perform substantially all of our assembly and testing are located in Asia. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong, China and elsewhere in Asia, and research and development facilities in India, Taiwan and China and administrative offices in Macao. These areas are subject to typhoons, and the risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region or the Indian Ocean region, including Asia and Northern California, is significant due to the proximity of major earthquake fault lines. In the past, major earthquakes in Taiwan have disrupted the facilities of several of these third-party contractors, as well as other providers of these services, and impaired their production capacity. In addition, a tsunami in December 2004 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry, assembly and test capacity or research and development efforts, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all and our research and development efforts could be slowed.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer, chief accounting officer, or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

We design some of our products to conform to standards set by industry standards bodies such as the Institute of Electrical and Electronics Engineers, Inc. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE has adopted a draft 802.11n specification after considering many different proposals for the 802.11n standard and we have developed products based on this draft specification. If the IEEE does not adopt the current draft 802.11n standard or if we are unable to complete development of compliant products based on the draft or final specifications on a timely basis, we will lose customers and revenue and our business will be harmed.

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

We may experience a decrease in market demand or a supply disruption due to uncertain economic conditions in the United States and in international market, including as a result of the concerns of terrorism, war and social and political instability.

Terrorist attacks in the United States and elsewhere, the continued presence of United States military forces in Iraq, and turmoil in the Middle East have contributed to the uncertainty in the United States and global economy and may lead to a decline in economic conditions, both domestically and internationally. Further terrorist acts, or other conflicts or wars, or a recession, or general economic slowdown in the U.S. or globally, could cause a slowdown of the market demand for goods and services, including demand for our products, and could harm our operating results. Terrorist acts or other conflicts or acts of war could disrupt product supply from our vendors in Israel, which could undermine our ability to provide products to our customers and harm our operating results.

Because the NASDAQ Global Select Market is likely to continue to experience extreme price and volume fluctuations, the price of our stock may decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and primary research and development and operations facilities occupy approximately 87,329 square feet in Santa Clara, California under a lease that commenced in July 2005 and expires in July 2010. We have the option to extend the lease beyond the initial term for two periods of three years each and the option to early terminate in the fortieth month of the lease term. We lease additional properties around the world and within the facilities of certain customers and suppliers for use as research and development facilities, sales and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our chipsets, hardware and software. Our international sales and support offices are in locations within the countries and administrative regions of China, Hong Kong, Japan, Korea and Taiwan, and we have research and development facilities in Hsinchu, Taiwan, Chennai, India and Shanghai, China and an administrative center in Macao. While we believe our facilities are adequate to meet our immediate needs, it will likely become necessary to lease or acquire additional or alternative space in the current year to accommodate future growth.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings. Many companies in the semiconductor, networking, software and related industries have a significant number of patents and have demonstrated a willingness to instigate litigation based on allegations of patent, trademark and other claims of infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights and claims for indemnification from our customers with respect to infringement of third-party intellectual property rights by our products. Some of these claims may lead to litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ATHR.” The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the NASDAQ Global Select Market.

	Year ended December 31, 2004
	High	Low
First Quarter (from February 12, 2004)	$19.48	$16.11
Second Quarter	$17.48	$9.49
Third Quarter	$11.03	$6.24
Fourth Quarter	$12.40	$8.60

	Year ended December 31, 2005
	High	Low
First Quarter	$14.00	$8.85
Second Quarter	$10.42	$6.65
Third Quarter	$11.15	$7.83
Fourth Quarter	$13.40	$8.18

	Year ended December 31, 2006
	High	Low
First Quarter	$27.45	$12.50
Second Quarter	$28.80	$17.90
Third Quarter	$19.28	$14.18
Fourth Quarter	$24.95	$17.01

As of February 23, 2007, the number of record holders of our common stock was 91. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index, the RDG Semiconductor Composite Index and the Philadelphia Semiconductor Index. The period shown commences on February 12, 2004, the date of our initial public offering, and ends on December 31, 2006, the end of our last fiscal year. The graph assumes an investment of $100 on February 12, 2004, and the reinvestment of any dividends.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

	Year Ended December 31,
In thousands, except per share data	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Net revenue	$301,691	$183,485	$169,607	$87,357	$22,200
Cost of goods sold(1)	157,918	102,483	91,574	50,728	10,170
Gross profit	143,773	81,002	78,033	36,629	12,030
Operating expenses:
Research and development(1)	71,084	47,788	42,704	30,673	23,389
Sales and marketing(1)	27,189	17,358	15,825	11,759	7,551
General and administrative(1)	15,315	10,306	9,828	7,155	3,997
Amortization of acquired intangible assets(2)	1,484	—	—	—	—
Acquired in-process research and development(3)	10,836	—	—	—	—

Total operating expenses	125,908	75,452	68,357	49,587	34,937

Income (loss) from operations	17,865	5,550	9,676	(12,958)	(22,907)
Interest income (expense), net	8,659	4,854	2,089	(83)	614

Income (loss) before income taxes	26,524	10,404	11,765	(13,041)	(22,293)
Income tax (benefit) provision(4)	7,846	(6,284)	941	125	66

Net income (loss)	$18,678	$16,688	$10,824	$(13,166)	$(22,359)

Basic net income (loss) per share	$0.36	$0.34	$0.25	$(1.07)	$(2.13)

Diluted net income (loss) per share	$0.34	$0.31	$0.21	$(1.07)	$(2.13)

Shares used in computing basic net income (loss) per share	51,760	48,777	42,886	12,335	10,513

Shares used in computing diluted net income (loss) per share	55,494	53,572	51,981	12,335	10,513

	December 31,
In thousands	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$185,906	$173,645	$154,485	$29,039	$27,602
Working capital	204,465	190,399	170,039	19,164	28,140
Total assets	364,058	239,179	206,363	55,886	39,325
Short and long-term debt and capital lease obligations	—	—	51	6,737	2,269
Total stockholders’ equity	280,942	196,966	173,040	22,286	30,462

(1)

Prior to 2006, the Company elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation . Therefore, the Company did not record any compensation expense for stock options the Company granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. During 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective application method.

(2)	During 2006, the Company recorded $1,484,000 of intangible amortization, related to the intangible assets acquired in the ZyDAS and Attansic acquisitions. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives.

(3)	During 2006, the Company recorded $10,836,000 of in-process research and development expense charges upon the acquisitions of ZyDAS and Attansic as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

(4)	During 2006 and 2005, the Company recorded an income tax benefit of $1,856,000 and $7,535,000 respectively, related to the release of a portion of the valuation allowance previously recorded against the Company’s deferred tax assets.

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

In 2005, we introduced our solution for the PAS cellular market. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. Our solution consists of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex, or TDMA-TDD, technology operating at 1.9 gigahertz, or GHz, providing high quality voice, advanced data services and long battery life. Our unique, highly integrated single chip solution for PAS products provides full support for the PAS networking standard and a robust set of product features at a competitive price. Our primary customer for our PAS products is UTStarcom.

In August 2006, we began shipping our low–cost, universal serial bus, or USB, solution for WLAN which we obtained through our acquisition of ZyDAS Technology Corporation, or ZyDAS. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions and in conjunction with the acquisition, they became the Atheros Taiwan Development Center. Under the terms of the share purchase agreement, we paid an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we acquired 87.7% of the outstanding shares of Attansic Technology Corporation, or Attansic, a privately held Taiwan-based fabless integrated circuit design company, specializing in gigabit and fast Ethernet integrated circuit solutions, as well as power management products. Under the terms of the share purchase agreement, we paid an aggregate of approximately $62.4 million in cash and stock. We intend to acquire the remainder of Attansics’ capital stock as soon as practicable for approximately $8.7 million. In December 2006, we began shipping the Ethernet solutions acquired from Attansic for personal computers applications. Our Ethernet solutions are integrated into personal computer LAN-on-motherboards (LOM), by supplying Gigabit Ethernet network interface card, or NIC, and physical layer, or PHY, products for LOMs. In January 2007, we sold certain assets related to the legacy power management business of Attansic to a third party. The results of operations for Attansic have been included in our consolidated statements of operations since December 18, 2006. We have provided certain supplemental pro forma information for the acquisition in note 3 to the consolidated financial statements.

Revenue. Our revenue is derived primarily from the sale of WLAN chipset products and PAS chip products, and, to a lesser extent, from Ethernet chip solutions and licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicard and other integrated circuit card products. OEMs utilize our Ethernet chip solutions in developing local area network, or LAN, solutions such as LOMs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers. The following table shows the customers that represented greater than 10% of revenue for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
Hon-Hai Precision Industry Co. Ltd.	20%	15%	23%
UTStarcom, Inc.	10	*	*
Alpha Networks, Inc.	*	15	10
Cameo Communications, Inc.	*	13	12
Askey Computer Corporation	*	10	17

*	less than 10% in the applicable period.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98%, 96% and 98% of net revenue in the year ended December 31, 2006, 2005 and 2004, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and selling personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, expenses for travel, trade shows and depreciation and allocated occupancy costs. We expect sales and marketing expenses will increase in absolute dollars as we hire additional personnel and expand our sales and marketing efforts.

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

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to the amortization of intangible assets acquired in the ZyDAS and Attansic acquisitions. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to five years for purchased technology, two to three years for customer relationships and two to four years for covenants-not-to-compete.

Acquired In-Process Research and Development. Acquired in-process research and development relates to the in-process research and development expensed upon the acquisition of ZyDAS and Attansic as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances. Interest expense consists of interest on our revolving line of credit, equipment loans and equipment lease.

Provision for Income Taxes. We recorded a net income tax expense of $7.8 million in 2006 which was partially offset by an income tax benefit of $1.9 million related to the release of valuation allowance against our deferred tax assets. During 2005, we recorded an income tax benefit of $6.3 million, which included $7.5 million related to the release of a portion of the valuation allowance previously recorded against our deferred tax assets. The tax expense of $941,000 in 2004 consists primarily of U.S. alternative minimum tax and foreign income taxes.

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

Revenue Recognition. We derive revenue primarily from the sale of our wireless and Ethernet chipsets. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for the products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

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

Inventory Valuation. We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventory at the lower of actual cost (using the first-in, first-out method) or its current estimated market value. We reduce our inventory to the estimated lower of cost or market value to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold.

Stock-Based Compensation. Prior to January 1, 2006, we elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation, or SFAS No. 123 . Therefore, we did not record any compensation expense for stock options we granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. We complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures , which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options.

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Under the modified prospective application method, compensation expense for stock-based awards granted by us as a public company prior to, but not yet vested as of January 1, 2006, is based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. For stock-based awards granted before November 26, 2003 (the date on which we filed our registration statement for our initial public offering), we continue to record compensation expense following the provisions of APB 25. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. At December 31, 2006 there was $36.8 million of total unrecognized compensation cost related to non-vested compensation arrangements granted under all equity compensation plans, net of estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.2 years.

We estimate the fair value of options granted using the Black-Sholes option valuation model and the assumptions used shown in Note 11 to the consolidated financial statements. We estimate the expected term of options based on the expected terms of similar entities since we do not have sufficient historical experience for determining the expected term of our stock option awards. We estimate the volatility of our common stock at the date of grant based on considerations of the implied volatility of long-term options traded on the open market and our average historical volatilities and those of similar entities since we do not have sufficient historical volatility to be able to make that determination based solely on our equity instruments.

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

Product Warranty Provision. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our chipset suppliers, our warranty obligation is affected by product failure rates, the cost of replacement chipsets and inbound and outbound freight costs incurred in replacing a chipset after failure. We continuously monitor chipset returns for warranty and maintain an accrual for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual failure rates, cost of chipset replacement and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty accrual would be required. Any such revisions may have the effect of increasing or decreasing gross profit as a percentage of revenue in a particular period in which these estimates are adjusted.

Income Taxes. We account for income taxes under the asset and liability approach. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we considered historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.

Goodwill and Acquired Intangible Assets. We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We amortize acquisition-related identified intangibles on a straight-line basis over their estimated economic lives of three to four years for purchased technology, two to three years for customer relationships and two to four years for covenants-not-to-compete.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we measure and test goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exit. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. We have one reporting unit. We determine the fair value of the reporting unit by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. We only perform the second step of the process if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. We have not been required to perform this second step of the process since our implementation of SFAS No. 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Long-lived Assets. We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. Our estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%
Cost of goods sold	52	56	54

Gross profit	48	44	46
Operating expense:
Research and development	24	26	25
Sales and marketing	9	9	9
General and administrative	5	6	6
Acquired in-process research and development	4	—	—

Total operating expenses	42	41	40

Income from operations	6	3	6
Interest income, net	3	3	1
Income tax benefit (provision)	(3)	3	(1)

Net income	6%	9%	6%

Years Ended December 31, 2006 and 2005

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2006
	2006	2005
Net revenue	$301,691	$183,485	64%

The increase in net revenue for the year ended December 31, 2006 compared to the year ended 2005 was due to the increased volume of chipsets shipped as a result of further acceptance of our wireless chipset products, additional market demand for wireless networking products, increased demand for our cellular solution for PAS products, and to a lesser extent, the introduction of our Ethernet solutions. As a result, the total number of chipsets shipped approximately doubled in 2006 compared to 2005. The increase in chipsets shipped was partially offset by a decrease in the average selling price as we aggressively priced our products to pursue market share. In addition, the acquisitions of ZyDAS and Attansic added products to our portfolio with lower average selling prices than our other products and provided incremental revenue in 2006.

Gross Profit

	Years Ended December 31,		% Change in 2006
	2006	2005
Gross profit	$143,773	$81,002	77%
% of net revenue	48%	44%

Gross profit as a percentage of revenue increased in the year ended December 31, 2006, compared to the year ended 2005 primarily as a result of a greater concentration in higher margin products as a percentage of our total product mix, partially offset by a decline in the overall blended selling prices of our comparable chips from $7.54 for the year ended 2005 to $6.06 in the year ended 2006. We expect that our gross margin percentage will decrease in the first quarter of 2007 based primarily on anticipated changes in the product mix.

Research and Development

	Years Ended December 31,		% Change in 2006
	2006	2005
Research and development	$71,084	$47,788	49%
% of net revenue	24%	26%

The increase in research and development expenses was partly due to an increase in compensation-related costs of $15.9 million, primarily attributable to a 111% increase in the number of employees engaged in research and development activities in 2006. The headcount increase was due both to an expansion of development personnel at our headquarters and was a result of the additional headcount acquired from the ZyDAS and Attansic acquisitions. Additionally, $5.6 million of the increase in compensation-related expenses was due to the increase in stock-based compensation as a result of the adoption of SFAS No. 123R. Further, there were increases in consulting fees and recruiting expenses of $2.9 million, equipment-related expenses of $1.4 million costs of depreciation of $987,000 and tapeout costs of $769,000, primarily due to increased chip development efforts for new and existing markets. We anticipate that research and development expenses will increase in absolute dollars in the first quarter of 2007.

Sales and Marketing

	Years Ended December 31,		% Change in 2006
	2006	2005
Sales and marketing	$27,189	$17,358	57%
% of net revenue	9%	9%

The increase in sales and marketing expenses was partly due to an increase in compensation-related costs of $7.9 million, primarily attributable to an 87% increase in the number of employees engaged in sales and marketing activities in 2006 and partly due to stock-based compensation which increased by $2.9 million as a result of the adoption of SFAS No. 123R. In addition, travel expenses increased $751,000, resulting from the increase in the number of sales and marketing employees, and commissions to independent sales representatives increased $737,000, resulting from the 64% increase in net revenue. We anticipate that sales and marketing expenses will increase in absolute dollars in the first quarter of 2007.

General and Administrative

	Years Ended December 31,		% Change in 2006
	2006	2005
General and administrative	$15,315	$10,306	49%
% of net revenue	5%	6%

The increase in general and administrative expense was primarily due to an increase in compensation-related costs of $3.4 million, primarily attributable to a 68% increase in the number of employees engaged in general and administrative activities in 2006 and the increase of stock-based compensation which increased by $1.5 million as a result of the adoption of SFAS No. 123R. In addition, professional fees and consulting expenses increased by $1.5 million, due to increased patent-related and other general legal costs, increases in audit and related other compliance fees and consulting associated with income tax compliance requirements. We anticipate that general and administrative expenses will increase in absolute dollars in the first quarter of 2007.

Amortization of Acquired Intangible Assets

During 2006, we recorded a total of $1.5 million in charges related to the amortization of acquired intangible assets from the ZyDAS and Attansic acquisitions. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to three years for customer relationships and two to four years for covenants not-to-compete.

Acquired In-Process Research and Development

During 2006, we recorded in-process research and development charges totaling $10.8 million resulting from the ZyDAS and Attansic acquisitions. The amounts allocated to in-process research and development in 2006 were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest Income, Net

	Years Ended December 31,		% Change in 2006
	2006	2005
Interest income, net	$8,659	$4,854	78%
% of net revenue	3%	3%

During the year ended December 31, 2006, we experienced increased interest income compared to the same period in 2005, partly due to a $12.3 million increase in cash, cash equivalents and marketable securities, resulting primarily from the generation of cash from operations and the exercise of employee stock options and employee stock purchases through our Employee Stock Purchase Plan, partly offset by outlays for the acquisitions of ZyDAS and Attansic and for capital equipment. In addition, yields achieved on our investment portfolio increased in the year ended 2006 over the same period in 2005.

Income Tax Provision (Benefit)

	Years Ended December 31,		% Change in 2006
	2006	2005
Income tax provision (benefit)	$7,846	$(6,284)	N/A
% of net revenue	(3%)	3%

The income tax provision for 2006 represents approximately 29.6% of pretax income, which includes U.S. federal and foreign income taxes, partially offset by an income tax benefit of $1.9 million related to the partial release of valuation allowance against our deferred tax assets, which consisted primarily of net operating loss carryforwards and research and development tax credits. At December 31, 2005, we reassessed the valuation allowance previously recorded against our net deferred tax assets. Based on our earnings history and projected future taxable income, we determined that it was more likely than not that a full valuation allowance for deferred tax assets would not be required. Accordingly, we released a portion of the valuation allowance in the amount of $7.5 million that was previously recorded against our deferred tax assets, partially offset by income tax expense for U.S. alternative minimum tax and foreign taxes, resulting in a net income tax benefit of $6.3 million for 2005.

Years Ended December 31, 2005 and 2004

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2005
	2005	2004
Net Revenue	$183,485	$169,607	8%

The increase in net revenue was due to the increased volume of chipsets shipped as a result of increased acceptance of our wireless chipset products, the continued migration from our multi-chip solution products to our single chip solution products, increased market demand for wireless networking products and the introduction of our cellular solution for PAS products. As a result, the total number of chipsets shipped increased from approximately 15.4 million in 2004 to approximately 24.3 million in 2005. The increase in chipsets shipped was partially offset by a decrease in the average selling price as we competitively priced our chipsets to aggressively pursue market share. Additionally, our single chipset solutions are generally priced lower than the combined average selling prices of our multi-chip solutions. Single chip solutions represented 62% of total chipset units shipped in 2005 compared with 16% in 2004.

Gross Profit

	Years Ended December 31,		% Change in 2005
	2005	2004
Gross profit	$81,002	$78,033	4%
% of net revenue	44%	46%

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

Research and Development

	Years Ended December 31,		% Change in 2005
	2005	2004
Research and development	$47,788	$42,704	12%
% of net revenue	26%	25%

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

Sales and Marketing

	Years Ended December 31,		% Change in 2005
	2005	2004
Sales and marketing	$17,358	$15,825	10%
% of net revenue	9%	9%

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

General and Administrative

	Years Ended December 31,		% Change in 2005
	2005	2004
General and administrative	$10,306	$9,828	5%
% of net revenue	6%	6%

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

Interest Income (Expense), Net

	Years Ended December 31,		% Change in 2005
	2005	2004
Interest income (expense), net	$4,854	$2,089	132%
% of net revenue	3%	1%

During 2005, we experienced an increase of approximately $2.8 million in interest income resulting from increased balances of cash, cash equivalents and marketable securities. In addition, yields achieved on our investment portfolio increased in 2005 compared with 2004.

Income Tax Provision

	Years Ended December 31,		% Change in 2005
	2005	2004
Income tax provision	$(6,284)	$941	N/A
	3%		(1%)

At December 31, 2005, we reassessed the valuation allowance previously recorded against our net deferred tax assets, which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on our earnings history and projected future taxable income, we determined that it is more likely than not that a full valuation allowance for deferred tax assets would not be required. Accordingly, we released a portion of the valuation allowance in the amount of $7,535,000 previously recorded against our deferred tax assets, partially offset by income tax expense for U.S. alternative minimum tax and foreign taxes, resulting in a net income tax benefit of $6,284,000 for 2005. The income tax provision for 2004 consisted primarily of U.S. alternative minimum tax and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2006, consisted of cash, cash equivalents and marketable securities of $185.9 million and our revolving credit facility, under which $8.6 million was available to borrow. We issued a standby letter of credit for $1.4 million to secure an operating lease for equipment during 2006 which reduced the amount available to borrow under this credit facility from $10.0 million to $8.6 million. In February 2004, we raised $133.2 million in our initial public offering of common stock. Prior to our initial public offering, we financed our operations primarily through private placements of convertible preferred stock, capital equipment loans and lease lines and borrowings under our revolving line of credit.

Operating Activities. Our operating activities provided cash in the amount of $49.4 million and $17.1 million in 2006 and 2005, respectively and used cash in the amount of $2.7 million in 2004. The increase in cash provided by operating activities in 2006, compared to 2005, and in 2005, compared to 2004 was primarily due to the following operating activities.

Our net income was $18.7 million, $16.7 million and $10.8 million in 2006, 2005 and 2004 respectively. Included in our 2006 net income was $6.0 million representing our non-cash stock based compensation expense, net of excess tax benefits from employee stock awards. Stock-based compensation was $1.9 million and $3.7 million in 2005 and 2004, respectively. In 2006, we adopted the provisions of SFAS No. 123R, resulting in higher charges for stock-based compensation and higher excess tax benefits from employee stock awards than in years prior to 2006, when we recorded stock-based compensation pursuant to the provisions of APB No. 25 and SFAS No. 123. In 2006, we expensed $13.6 million in non-cash amortization and write-offs of acquired intangible assets, acquired in-process research and development and other charges related to the acquisitions of ZyDAS and Attansic. There were no acquisition-related expenses in 2005 and 2004, as we made no acquisitions prior to 2006.

Accounts receivable increased by $12.5 million in 2006 as a result of increased revenue and the timing of customer payments, decreased by $1.4 million in 2005, related to improved collection efforts and increased $19.9 million in 2004, related to increased revenue and the timing of customer payments. Our inventory increased by $1.4 million, $5.3 million and $4.3 million in 2006, 2005 and 2004, respectively, to meet the increased customer demand for our products. Accounts payable decreased by $961,000 in 2006, increased by $3.4 million in 2005 and decreased by $4.4 million in 2004. The changes in accounts payable in 2006, 2005 and 2004 were primarily due to the timing of inventory purchases to meet the demand for our products and the timing of payments to our vendors.

Our accrued and other liabilities increased by $24.3 million, $3.8 million and $10.0 million in 2006, 2005 and 2004, respectively. The increase in 2006 primarily related to a $13.6 million increase in accrued customer incentives associated with the 64% increase in revenue during the year, a $6.4 million increase in income taxes payable resulting from the excess tax benefit from employee stock awards arising from the adoption of SFAS No. 123R and a $3.0 million increase in accrued compensation and benefits, associated with an increase in our headcount. The increase in 2005 was primarily due to a $2.1 million increase in accrued compensation and benefits, associated with an increase in our headcount. The increase in 2004 was primarily due to a $7.4 million increase in accrued customer incentives associated with a 94% revenue increase during the year.

Investing Activities. Our investing activities used $46.9 million in 2006, primarily due to the $52.1 million, net of cash acquired, we paid to acquire ZyDAS and Attansic in 2006, partially offset by maturities of marketable securities, net of purchases. Our investing activities provided $20.1 million in 2005, primarily resulting from maturities of marketable securities, partially offset by purchases of marketable securities and purchase of property and equipment. Our investing activities used $107.7 million in 2004, primarily due to the purchases of marketable securities and purchases of property and equipment, partially offset by maturities of marketable securities.

Capital expenditures were $5.2 million, $4.1 million, $2.3 million in 2006, 2005 and 2004, respectively. Capital expenditures in 2006 and 2004 primarily consisted of computer and test equipment purchases and software purchases. Capital expenditures in 2005 primarily consisted of leasehold improvements for our corporate headquarters and computer and test equipment purchases. We anticipate capital expenditures will increase in 2007 in order to support future growth.

Financing Activities. Our financing activities provided cash of $20.4 million, $5.3 million, and $129.7 million in 2006, 2005 and 2004, respectively. Financing activities in 2006 related primarily to the exercise of employee options to purchase our common stock, purchases of our common stock pursuant to our employee stock purchase plan and the estimated tax benefits arising from stock compensation recorded in 2006 pursuant to our adoption of SFAS No. 123R. Financing activities in 2005 related primarily to the exercise of options to purchase our common stock and purchases of our common stock pursuant to our employee stock purchase plan, partially offset by repayment of an equipment loan. Financing activities in 2004 primarily represented proceeds from the sale of our common stock pursuant to our initial public offering of $133.2 million, the exercise of options to purchase our common stock and purchases of our common stock pursuant to our employee stock purchase plan, partially offset by repayments of short-term borrowings, equipment loans and capital lease obligations.

We have a revolving credit facility with Silicon Valley Bank, which provides financing up to $10.0 million for working capital requirements. The credit facility is scheduled to expire on March 28, 2007 but we anticipate that we will renew the facility for an additional year. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment which reduced the amount available to borrow under this credit facility to $8.6 million. At December 31, 2006, no balances were outstanding against the revolving credit facility. Interest on borrowings under the revolving credit facility is calculated at the bank’s prime rate. The loan is collateralized by all of our tangible assets. The loan agreement contains financial and nonfinancial covenants with which we must comply. Through December 31, 2006, we were in compliance with all required covenants.

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

We believe that research and development is essential to expanding our core technologies and product offerings. Our research and development expenses were $71.1 million, $47.8 million and $42.7 million in 2006, 2005 and 2004, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and cash equivalents and marketable securities.

We believe that our existing cash and cash equivalents, marketable securities and amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In August 2006, we acquired ZyDAS for an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. In December 2006 we acquired 87.7% of the outstanding shares of Attansic. Under the terms of the agreement, the acquisition price was $62.4 million consisting of $37.6 million in cash and $24.8 million in our common stock. We may enter into arrangements in the future with respect to potential investments in, acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2006 we had no off-balance sheet arrangements as defined in SEC regulations. The following summarizes our contractual obligations at December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
	Less Than 1 Year	1-3 Years	After 3 Years	Total
Contractual obligations
Operating leases	$3.8	$6.3	$1.6	$11.7
Commitments under licensing agreements	2.1	4.6	1.6	8.3
Purchase of goods and services	62.9	—	—	62.9

Total	$68.8	$10.9	$3.2	$82.9

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires us to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements, results of operations and cash flows. However, we expect to reclassify a certain portion of our unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 requires that both a balance sheet and an income statement approach be used when quantifying and evaluating the materiality of a misstatement on the financial statements. The provisions of SAB 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value requiring that unrealized gains and losses be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for annual financial statements for the first fiscal year beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our portfolio or on our interest income. As of December 31, 2006, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, market auction preferred stock and U.S. government securities.

The following table presents the amounts of cash equivalents and marketable securities (in thousands, except percentages) that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2006. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in Three Months or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
Fixed Rate	$56,664	$15,638	$29,515	$101,817
Weighted Average Interest Rate	5.24%	5.14%	5.16%	5.20%

Variable Rate	$37,262	$—	$—	$37,262
Weighted Average Interest Rate	5.33%	—%	—%	5.33%

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment which reduced the amount available to borrow under this credit facility from $10.0 million to $8.6 million. At December 31, 2006, no balances were outstanding against the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

We do not currently engage in foreign currency hedging transactions, nor do we believe that we have a material exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 excluded the internal control over financial reporting at ZyDAS Technology Corporation and Attansic Technology Corporation, which were acquired on August 8, 2006 and December 18, 2006, respectively, and whose financial statements constitute less than 5% in the aggregate of net and total assets, net revenue and income from operations of the consolidated financial statements of the Company as of and for the year ended December 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in this Item 9A that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), that Atheros Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at ZyDAS Technology Corporation and Attansic Technology Corporation, which were acquired on August 8, 2006 and December 18, 2006, respectively, and whose financial statements constitute less than 5% in the aggregate of net and total assets, net revenue and income from operations of the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

February 28, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors—Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders to be held on May 22, 2007 (the “2007 Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference.

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Marshall Mohr (Chairperson), Forest Baskett and Andrew Rappaport. All of such members meet the independence standards established by the NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an "audit committee financial expert" serves on our Audit Committee. Our Board of Directors has determined that Marshall Mohr qualifies as an "audit committee financial expert" within the meaning of such regulations.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in our 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement.

The following chart sets forth certain information as of December 31, 2006, with respect to our equity compensation plans, specifically our 1998 Stock Incentive Plan, or the 1998 Plan, 2004 Stock Incentive Plan, or the 2004 Plan, 2004 Employee Stock Purchase Plan, or the ESPP, and certain options previously granted by Attansic Technology Corporation and assumed by us in connection with the acquisition of Attansic. Each of the 1998 Plan, the 2004 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	10,523,618	$8.65	507,865
Equity compensation plans not approved by security holders	17,063	$5.59	None

Total	10,540,681	$8.64	507,865

(1)	Includes shares reserved for issuance under the 2004 Plan. The number of shares reserved for issuance under the 2004 Plan automatically increases on January 1st of each year by the lesser of (i) 3,750,000 shares, (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors. In addition, the number of shares reserved for issuance under the 2004 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Plan. Also includes shares reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 750,000 shares, or (ii) one and one-quarter percent (1.25%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Party Transactions” and “Election of Directors—Committees of the Board of Directors” in our 2007 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies” in our 2007 Proxy Statement.

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

Exhibit Number	Description
2.1	Share Purchase Agreement, dated October 23, 2006, among Atheros International Ltd., Attansic Technology Corporation, Asuspower Investments Ltd. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006, and incorporated herein by reference).

The following exhibits and schedules to the Share Purchase Agreement have been omitted. Atheros will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Exhibit A          Form of Restricted Stock Award Agreement

Exhibit B          Form of Escrow and Paying Agent Agreement

Exhibit C          Form of Shareholder Certificate

Exhibit D          Form of Offer Letters

Exhibit E          Proprietary Information and Inventions Agreement

2.2	Amendment No. 1, dated December 18, 2006, to Share Purchase Agreement, among Atheros Networks Ltd., Atheros International Ltd., Attansic Technology Corporation, Asuspower Investments Ltd. and the Registrant (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

Exhibit Number	Description
10.3 (1)	2004 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.4 (1)	Form of restricted stock award agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.5 (1)	Form of restricted stock unit agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.6 (1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated herein by reference).

10.7	Lease Agreement dated as of April 8, 2005, between Registrant and Prentiss Properties Acquisition Partners, L.P., (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2005, and incorporated herein by reference).

10.8	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.9(1)	Employment Agreement, dated February 15, 2000, by and between the Registrant and Richard Bahr (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.10(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.12(1)	Offer Letter, dated November 19, 2003, by and between the Registrant and Paul G. Franklin (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.13(1)	Offer Letter, dated July 4, 2005, by and between the Registrant and Todd Antes (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.14(1)	Offer Letter, dated December 29, 2005, by and between the Registrant and Gary Szilagyi (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.15 (1)	Summary of 2006 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on January 18, 2006 (filed under Item 1.01 in the Registrant’s Current Report on Form 8-K, filed on January 23, 2006, and incorporated herein by reference).

10.16	Second Amended and Restated Investors’ Rights Agreement dated April 18, 2001 and amendments thereto (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 58).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

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

Date: February 28, 2007

ATHEROS COMMUNICATIONS, INC.

/s/ CRAIG H. BARRATT
Craig H. Barratt Chief Executive Officer and President (Principal executive officer)

/s/ JACK R. LAZAR
Jack R. Lazar Vice President, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

/s/ DAVID D. TORRE
David D. Torre Vice President and Chief Accounting Officer (Duly authorized officer and principal accounting officer)

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

Signature	Title	Date

/s/ JOHN L. HENNESSY John L. Hennessy	Chairman of the Board of Directors	February 28, 2007

/s/ CRAIG H. BARRATT Craig H. Barratt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2007

/s/ JACK R. LAZAR Jack R. Lazar	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	February 28, 2007

/s/ DAVID D. TORRE David D. Torre	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/s/ DANIEL A. ARTUSI Daniel A. Artusi	Director	February 28, 2007

/s/ FOREST BASKETT Forest Baskett	Director	February 28, 2007

/s/ TERESA H. MENG Teresa H. Meng	Director	February 28, 2007

/s/ MARSHALL L. MOHR Marshall L. Mohr	Director	February 28, 2007

/s/ ANDREW S. RAPPAPORT Andrew S. Rappaport	Director	February 28, 2007

/s/ WILLY C. SHIH Willy C. Shih	Director	February 28, 2007

Exhibit Index

Exhibit Number	Description
2.1	Share Purchase Agreement, dated October 23, 2006, among Atheros International Ltd., Attansic Technology Corporation, Asuspower Investments Ltd. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006, and incorporated herein by reference).

The following exhibits and schedules to the Share Purchase Agreement have been omitted. Atheros will furnish copies of the omitted exhibits and schedules to the Commission upon request.

Exhibit A          Form of Restricted Stock Award Agreement

Exhibit B          Form of Escrow and Paying Agent Agreement

Exhibit C          Form of Shareholder Certificate

Exhibit D          Form of Offer Letters

Exhibit E          Proprietary Information and Inventions Agreement

2.2	Amendment No. 1, dated December 18, 2006, to Share Purchase Agreement, among Atheros Networks Ltd., Atheros International Ltd., Attansic Technology Corporation, Asuspower Investments Ltd. and the Registrant (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.4(1)	Form of restricted stock award agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.5(1)	Form of restricted stock unit agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.6(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated herein by reference).

10.7	Lease Agreement dated as of April 8, 2005, between Registrant and Prentiss Properties Acquisition Partners, L.P., (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2005, and incorporated herein by reference).

10.8	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

Exhibit Number	Description
10.9(1)	Employment Agreement, dated February 15, 2000, by and between the Registrant and Richard Bahr (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.10(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.12(1)	Offer Letter, dated November 19, 2003, by and between the Registrant and Paul G. Franklin (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.13(1)	Offer Letter, dated July 4, 2005, by and between the Registrant and Todd Antes (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.14(1)	Offer Letter, dated December 29, 2005, by and between the Registrant and Gary Szilagyi (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.15(1)	Summary of 2006 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on January 18, 2006 (filed under Item 1.01 in the Registrant’s Current Report on Form 8-K, filed on January 23, 2006, and incorporated herein by reference).

10.16	Second Amended and Restated Investors’ Rights Agreement dated April 18, 2001 and amendments thereto (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 58).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

ATHEROS COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Atheros Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 11 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

February 28, 2007

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$98,383	$75,425
Marketable securities	87,523	98,220
Accounts receivable, net	46,016	28,381
Inventory	25,879	20,475
Prepaid expenses, deferred income taxes and other current assets	10,645	9,111

Total current assets	268,446	231,612
Property and equipment, net	8,994	5,557
Goodwill	58,272	—
Acquired intangible assets, net	23,445	—
Deferred income taxes and other assets	4,901	2,010

Total assets	$364,058	$239,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,123	$14,755
Deferred revenue	875	2,435
Accrued and other current liabilities	45,983	24,023

Total current liabilities	63,981	41,213

Other long-term liabilities	19,135	1,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0005 par value, 200,000,000 shares authorized; 54,304,177 and 49,794,201 shares issued and outstanding at December 31, 2006 and 2005, respectively	319,580	255,469
Deferred stock-based compensation	(156)	(935)
Accumulated other comprehensive loss	(81)	(489)
Accumulated deficit	(38,401)	(57,079)

Total stockholders’ equity	280,942	196,966

Total liabilities and stockholders’ equity	$364,058	$239,179

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Years Ended December 31,
	2006	2005	2004
Net revenue	$301,691	$183,485	$169,607
Cost of goods sold	157,918	102,483	91,574

Gross profit	143,773	81,002	78,033

Operating expenses:
Research and development	71,084	47,788	42,704
Sales and marketing	27,189	17,358	15,825
General and administrative	15,315	10,306	9,828
Amortization of acquired intangible assets	1,484	—	—
Acquired in-process research and development	10,836	—	—

Total operating expenses	125,908	75,452	68,357

Income from operations	17,865	5,550	9,676
Interest income, net	8,659	4,854	2,089

Income before income taxes	26,524	10,404	11,765
Income tax provision (benefit)	7,846	(6,284)	941

Net income	$18,678	$16,688	$10,824

Basic net income per share	$0.36	$0.34	$0.25

Shares used in computing basic net income per share	51,760	48,777	42,886

Diluted net income per share	$0.34	$0.31	$0.21

Shares used in computing diluted net income per share	55,494	53,572	51,981

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

In thousands, except share amounts

	Convertible Preferred Stock		Common Stock		Stockholder Notes Receivable	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2004	30,043,580	$98,344	13,825,314	$15,000	$(123)	$(6,341)	$(3)	$(84,591)	$22,286
Components of comprehensive income:
Net income								10,824	10,824
Unrealized loss on marketable securities							(337)		(337)
Total comprehensive income									10,487
Issuance of common stock pursuant to initial public offering, net of offering expenses			10,350,000	133,207					133,207
Conversion of preferred stock to common stock in conjunction with initial public offering	(30,043,580)	(98,344)	22,532,670	98,344					—
Exercise of stock options and warrants			1,093,917	1,377					1,377
Issuance of common stock pursuant to employee stock purchase plan			165,117	1,744					1,744
Repurchase of common stock			(20,118)	(30)					(30)
Reversal of deferred stock-based compensation				(139)		139			—
Amortization of deferred stock-based compensation						3,718			3,718
Tax benefit on employee stock transactions				135					135
Collection of stockholder notes receivable					116				116

BALANCES, December 31, 2004	—	—	47,946,900	249,638	(7)	(2,484)	(340)	(73,767)	173,040
Components of comprehensive income:
Net income								16,688	16,688
Unrealized loss on marketable securities							(149)		(149)

Total comprehensive income									16,539
Exercise of stock options			1,367,234	2,857					2,857
Issuance of common stock pursuant to employee stock purchase plan			401,513	2,536					2,536
Repurchase of common stock			(15,446)	(28)					(28)
Issuance of restricted stock			94,000	785		(785)			—
Reversal of deferred stock-based compensation				(478)		478			—
Amortization of deferred stock-based compensation						1,856			1,856
Tax benefit on employee stock transactions				159					159
Forgiveness of stockholder notes receivable					7				7

BALANCES, December 31, 2005	—	—	49,794,201	255,469	—	(935)	(489)	(57,079)	196,966
Components of comprehensive income:
Net income								18,678	18,678
Unrealized gain on marketable securities							408		408

Total comprehensive income									19,086
Exercise of stock options and issuance of restricted stock			2,720,836	10,233					10,233
Issuance of common stock in connection with acquisitions			1,398,440	32,113					32,113
Issuance of common stock pursuant to employee stock purchase plan			390,700	3,855					3,855
Stock-based compensation, net of cancellations				11,536		779			12,315
Tax benefit on employee stock transactions				6,374					6,374

BALANCES, December 31, 2006	—	$—	54,304,177	$319,580	$—	$(156)	$(81)	$(38,401)	$280,942

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,678	$16,688	$10,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,253	1,846	1,743
Stock-based compensation	12,315	1,860	3,743
Amortization and write-off of acquired intangible assets, acquired in-process research and development and other	13,578	—	—
Loss on disposal of property and equipment	36	57	168
Deferred income taxes	1,391	(7,535)	—
Excess tax benefit from employee stock-based awards	(6,301)	159	135
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(12,524)	1,369	(19,895)
Inventory	(1,353)	(5,260)	(4,286)
Prepaid expenses and other current assets	(1,490)	(452)	(1,523)
Accounts payable	(961)	3,420	(4,413)
Deferred revenue	(1,530)	1,059	786
Accrued and other current liabilities	24,340	3,846	10,036

Net cash provided by (used in) operating activities	49,432	17,057	(2,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(52,075)	—	—
Purchase of property and equipment, net	(5,217)	(4,087)	(2,322)
Purchase of marketable securities	(80,782)	(65,714)	(224,399)
Maturities of marketable securities	91,887	88,859	117,972
Other assets	(676)	1,025	1,059

Net cash provided by (used in) investing activities	(46,863)	20,083	(107,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	14,088	5,365	136,298
Excess tax benefit from employee stock-based awards	6,301	—	—
Collection of stockholder notes receivable	—	—	116
Short-term borrowings	—	—	(4,000)
Repayments of debt and capital lease obligations	—	(51)	(2,686)

Net cash provided by financing activities	20,389	5,314	129,728

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,958	42,454	19,356
CASH AND CASH EQUIVALENTS, Beginning of year	75,425	32,971	13,615

CASH AND CASH EQUIVALENTS, End of year	$98,383	$75,425	$32,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$3	$120

Cash paid for income taxes	$281	$243	$371

Common stock issued in connection with acquisitions	$32,013	$—	$—

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization—Atheros Communications, Inc. (the “Company”), was incorporated in May 1998 in the state of Delaware and commenced operations in December 1998. The Company is a developer of semiconductor system solutions for communications products.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and all its wholly –owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The Company believes that the carrying amounts of the financial instruments approximate their respective fair market values due to their short maturities.

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

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Acquired Intangibles Assets—Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets include acquired developed technology, customer relationships and covenants-not-to-compete, and are amortized on a straight-line basis over their estimated economic lives ranging from two to four years.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) goodwill is measured and tested on an annual basis on October 31 or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit, the fair value of which is determined by taking the market capitalization of the Company as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. The Company has not been required to perform this second step of the process since its implementation of SFAS 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Long-Lived Assets—The Company accounts for long-lived assets, including acquired intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reduction in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. No impairment charges have been recorded in any of the periods presented.

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

Revenue from the sale of semiconductors is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is reasonably assured. Delivery is generally considered to have occurred upon shipment. Some of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by distributors. Revenue on sales made through distributors with rights of return is deferred until the distributors sell the product to the end customer.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Warranty—The Company generally provides a warranty on its products for a period of one year, however it may be longer for certain customers. Accordingly, the Company provides for the warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during the years ended December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Beginning balance	$1,161	$1,023
Additions related to current period sales and acquisitions	1,588	1,518
Warranty costs incurred in the current period	(398)	(418)
Adjustments to accruals related to prior period sales	(1,093)	(962)

Ending balance	$1,258	$1,161

Stock-Based Compensation—Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective application method. Accordingly, results from prior periods have not been restated. Under the modified prospective transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to record compensation expense following the provisions of

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation costs for all stock-based compensation awards granted after December 31, 2005 on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four to five years.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures (“SFAS No. 148”). The Company amortized deferred stock-based compensation using the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provided for vesting of the overall awards at interim dates and resulted in accelerated expense recognition compared to the straight-line method.

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

Research and Development—Costs incurred in research and development are charged to operations as incurred, including mask sets and reticles. The Company expenses all costs for internally developed patents as incurred.

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

Net Income per Share—Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service the Company has not yet recognized upon the adoption of SFAS 123(R), and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. If the resulting repurchase of shares would be antidilutive, the stock option is excluded from the diluted share calculation.

Comprehensive Income—Comprehensive income is comprised of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that under generally accepted accounting principles are recorded as an element of stockholders’ equity, but are excluded from net income. Statements of comprehensive income for the years ended December 31, 2006, 2005 and 2004 have been included within the consolidated statements of stockholders’ equity. Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the unrealized loss on marketable securities.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Risks associated with cash and cash equivalents and marketable securities are mitigated by banking with and purchasing money market funds, commercial paper, market auction preferred stock, corporate notes and corporate bonds from creditworthy institutions. The Company sells its products primarily to companies in the technology industry and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company reduced the allowance for doubtful accounts by $22,000 and $38,000 in the years ended December 31, 2006 and 2005 respectively, and increased the allowance by $410,000 in the year ended December 31, 2004. Receivables written off against the allowance aggregated $22,000 and $51,000 for the years ended December 31, 2006 and 2005, respectively, and no receivables were written off during the year ended December 31, 2004. The allowance for doubtful accounts at December 31, 2006, 2005 and 2004 was $700,000, $744,000 and $833,000, respectively.

Recently Issued Accounting Standards— In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires that both a balance sheet and an income statement approach be used when quantifying and evaluating the materiality of a misstatement on the financial statements. The provisions of SAB 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, SFAS 159. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value requiring that unrealized gains and losses be reported in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for annual financial statements for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Business Combinations

Attansic Technology Corporation

On December 18, 2006, the Company acquired 87.7% of the outstanding shares of Attansic Technology Corporation (“Attansic”), a privately held Taiwan-based fabless IC design company, specializing in fast and gigabit Ethernet integrated circuit solutions, as well as power management products. As of December 31, 2006, the Company had recorded $516,000 of minority interest related to this transaction which is included in other long-term liabilities on the balance sheet. Minority interest included in the statement of operations is nominal.

Under the terms of the purchase agreement, the Company agreed to issue an aggregate of $46,121,000 in cash and 1,111,753 shares of the Company’s common stock in exchange for 100% of the shares of Attansic. Upon the initial closing on December 18, 2006, the Company issued an aggregate of $37,378,000 in cash and 1,111,753 shares of the Company’s common stock, valued at approximately $24,563,000 to the Attansic shareholder.

In addition, the Company issued to Attansic employees on December 20, 2006, options to purchase 17,063 shares of the Company’s common stock and 4,356 restricted stock units of the Company’s common stock with an aggregate value of approximately $370,000, in exchange for their unvested options and warrants to purchase shares of Attansic. The Company recorded $194,000 of the value of the stock options and restricted stock units as part of the purchase price, and will recognize $176,000 as compensation expense over a period ranging from one to twenty-two months, subject to adjustment based on actual forfeiture. Additionally, on December 20, 2006, the Company issued 457,400 restricted stock units of the Company’s common stock to employees of Attansic valued at $9,834,000, subject to adjustment based on actual forfeiture, and will recognize this amount as compensation expense over a period ranging from two to four years. A portion of the consideration payable to the stockholder of Attansic has been placed into escrow pursuant to the terms of the acquisition agreement. The total purchase price of Attansic as of the initial closing was $62,364,000, including $229,000 of transaction costs.

The value of the Company’s common stock issued was determined based on the average price over a 5-day period including the two days before and after December 13, 2006 (the date when the number of the Company’s shares was determinable by formula prescribed in the purchase agreement), or $22.09 per share. The value of the Company’s restricted stock units and stock options was $21.50 per share and was determined as the closing price of the Company’s common stock on the grant date of the restricted shares, which was December 20, 2006.

The Company accounted for the acquisition as a purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company expects to finalize the allocation of the purchase price by the end of the first quarter of fiscal 2007. The Company’s allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$6,213
Deferred tax liabilities	(17,247)
Amortizable intangible assets:
Developed technology	15,610
Customer relationships	1,842
Covenant not-to-compete	877
In–process research and development	10,436
Goodwill	44,633

Total estimated purchase price allocation	$62,364

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the date of acquisition, the Company immediately expensed $10,436,000, representing purchased in-process research and development related to development projects that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for the projects were based on estimates of revenues and operating profit (losses) related to such projects. These projects are expected to be commercially viable in 2007 and 2008 with $2,379,000 of estimated expenditures to complete.

As of December 31, 2006, the Company classified $2,769,000 of Attansic assets as being available for sale and included them in the prepaid expenses, deferred income taxes and other current assets section of the balance sheet. These assets were sold for no material gain or loss in January 2007.

ZyDAS Technology Corporation

On August 8, 2006, the Company acquired ZyDAS Technology Corporation (“ZyDAS”), a privately held Taiwan-based fabless IC design company, specializing in high performance WLAN semiconductor and software solutions.

Under the terms of the purchase agreement, the Company issued an aggregate of $17,000,000 in cash and 250,000 shares of the Company’s common stock, valued at approximately $6,658,000 to ZyDAS shareholders upon closing. In addition, the Company issued 36,687 restricted shares of the Company’s common stock valued at approximately $599,000, and committed to pay $1,858,000 in cash to ZyDAS employees. The committed cash is payable and the restricted shares vest seven years from the closing date. However, upon continued employment, the payment of committed cash and the vesting of the restricted shares accelerates. As such, the Company recorded the value of the restricted shares and the net present value of $1,033,000 of the cash commitment as part of the purchase price, and will recognize $825,000 as compensation expense over a two year period. A portion of the consideration payable to the stockholders of ZyDAS has been placed into escrow pursuant to the terms of the acquisition agreement and there may be additional consideration of up to $7,500,000 payable to the stockholders of ZyDAS if certain defined milestones are achieved by August 8, 2007. The total purchase price of ZyDAS was $25,978,000, including $688,000 of transaction costs.

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

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for the acquisition as a purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$5,269
Amortizable intangible assets:
Developed technology	5,500
Customer relationships	600
Covenant not-to-compete	400
Backlog	100
In–process research and development	400
Goodwill	13,709

Total estimated purchase price allocation	$25,978

The results of operations of ZyDAS and Attansic have been included in the Company’s consolidated statements of operations since the completion of the ZyDAS acquisition on August 8, 2006, and the close of the Attansic acquisition on December 18, 2006, respectively. The following table reflects the unaudited pro forma consolidated results of operations for the periods presented as though the acquisitions of ZyDAS and Attansic had taken place at the beginning of 2006 and 2005, respectively (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
Net revenue	$318,062	$200,207
Net loss	$(2,015)	$(7,599)
Loss per basic share	$(0.04)	$(0.15)
Loss per diluted share	$(0.04)	$(0.15)

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Marketable Securities

Marketable securities consist of (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$5,624	$—	$—	$5,624
Commercial paper	42,918	6	—	42,924
Corporate notes	2,033	11	—	2,044
U.S. government securities	56,919	1	(99)	56,821
Market auction preferred stock	31,665	—	—	31,665

Total	139,159	18	(99)	139,078
Less: Amounts included in cash and cash equivalents	(51,555)	—	—	(51,555)

	$87,604	$18	$(99)	$87,523

	December 31, 2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$15,604	$—	$—	$15,604
Commercial paper	48,380	11	—	48,391
Corporate notes	5,408	—	(27)	5,381
Corporate bonds	4,523	—	(25)	4,498
U.S. government securities	69,093	—	(448)	68,645
Market auction preferred stock	22,685	—	—	22,685

Total	165,693	11	(500)	165,204
Less: Amounts included in cash and cash equivalents	(66,984)	—	—	(66,984)

	$98,709	$11	$(500)	$98,220

The contractual maturities of available-for-sale debt securities at December 31, 2006 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,368	$13,561
Due between one and two years	74,236	73,962

	87,604	87,523

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Inventory

Inventory at December 31 consists of (in thousands):

	December 31,
	2006	2005
Finished goods	$11,392	$8,574
Work in process	10,234	9,505
Raw materials	4,253	2,396

Total	$25,879	$20,475

6. Property and Equipment

Property and equipment at December 31 consist of (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$12,715	$8,090
Software	1,389	613
Furniture and fixtures	870	650
Leasehold improvements	2,624	2,132

	17,598	11,485
Accumulated depreciation and amortization	(8,604)	(5,928)

Property and equipment, net	$8,994	$5,557

At December 31, 2006 and 2005, the Company had no assets under capital lease agreements.

The Company entered into an agreement under which it will receive equipment in exchange for services. During 2006 and 2005, the Company received equipment which the Company recorded at the equipment’s fair value of $232,000 and $285,000, respectively. Since the Company has not yet rendered any services for the equipment, the Company has recorded $517,000 and $285,000 in accrued liabilities at December 31, 2006 and 2005, respectively. There was no gain or loss recorded on the transaction.

7. Goodwill and Acquired Intangible Assets

During the year ended December 31, 2006, the Company added goodwill of $58,272,000 related to the acquisitions of Attansic Technology Corporation and ZyDAS Technology Corporation. The Company expects to finalize the valuation of the intangible assets related to the Attansic acquisition in the first quarter of 2007.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of the acquired intangible assets as of December 31, 2006 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)
Developed technology	$21,110	$(1,106)	$20,004	3.6
Customer relationships	2,442	(176)	2,266	2.8
Covenant not-to-compete	1,277	(102)	1,175	3.4
Backlog	100	(100)	—	—

Total acquired intangible assets	$24,929	$(1,484)	$23,445	3.5

The Company had no goodwill or acquired intangible assets as of December 31, 2005.

8. Accrued Liabilities

Accrued liabilities at December 31 consist of (in thousands):

	December 31,
	2006	2005
Accrued customer incentives	$23,073	$9,471
Accrued compensation and benefits	9,060	6,068
Other liabilities	13,850	8,484

Total	$45,983	$24,023

9. Bank Loan and Security Agreement

During 2003, the Company entered into a loan agreement (the “Agreement”) with a bank which allowed the Company to finance up to $10,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. At December 31, 2004 there were no balances outstanding. The Agreement was originally due to terminate in March 2003 but has been subsequently amended and renewed on an annual basis. The amended Agreement, which currently expires in March 2007, provides the Company with a revolving line of credit facility of up to $10,000,000 to fund working capital requirements. Borrowings under the amended Agreement are secured by all of the tangible assets of the Company. The amended Agreement contains certain financial and non-financial covenants. Interest on any borrowings is payable monthly and is calculated at the bank’s prime rate (8.25% at December 31, 2006). Borrowings under this line are due March 28, 2007. During 2006, the Company issued a standby letter of credit for $1,400,000 to secure an operating lease for equipment which reduced the amount available to borrow under this credit facility from $10,000,000 to $8,600,000. The Company made no other draw downs on the line of credit during 2006.

10. Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating lease agreements. The lease for our principal facility commenced in July 2005 and expires in July 2010. The Company has the option to extend the lease beyond the initial term for two periods of three years each and the option to early terminate in the fortieth

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

month of the lease term Rent expense was $1,770,000, $1,982,000, and $1,863,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Licensing Agreements

The Company entered into several licensing agreements which allow it to use certain software for specified periods of time. Research and development expense associated with these licensing agreements was $6,041,000, $5,115,000, and $4,678,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, future minimum annual payments under operating leases and licensing agreements are as follows (in thousands):

	Operating Leases	Licensing Agreements
2007	$3,753	$2,148
2008	3,613	2,497
2009	2,717	2,064
2010	1,169	1,548
2011	241	—
Thereafter	241	—

Total minimum lease payments	$11,734	$8,257

Contingencies

From time to time, the Company may become involved in litigation. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any costs in connection with these indemnification agreements through December 31, 2006.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through December 31, 2006, the Company has received a number of claims from its customers for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through December 31, 2006.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stockholders’ Equity

Common Stock Offering

In February 2004, the Company completed an initial public offering of 10,350,000 shares of common stock for net proceeds of $133,207,000. Immediately prior to the completion of the initial public offering, all outstanding shares of preferred stock were converted to a total of 22,532,670 shares of common stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock at a $0.0005 par value per share. The board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2006, no preferred stock was outstanding.

1998 and 2004 Stock Incentive Plans

In October 1998, the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the board of directors and was subsequently approved by stockholders. Upon completion of the Company’s initial public offering, the 1998 Plan was terminated and no shares are available for future issuance under the 1998 Plan. Shares that are subject to options that expire, terminate or are cancelled, that are forfeited or as to which options have not been granted under the 1998 Plan will become available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”). The 1998 Plan permitted the Company to grant stock options to employees, officers, directors, and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options as determined by the board of directors. These options generally expire ten years from the date of grant and are immediately exercisable. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. At December 31, 2006, 34,765 unvested shares were subject to repurchase by the Company at the original issuance price.

In January 2004, the Company’s 2004 Plan was adopted by the board of directors and was subsequently approved by stockholders. The 2004 Plan became effective upon the completion of the Company’s initial public offering in February 2004. The 2004 Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. Incentive stock options may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. A total of 2,250,000 shares of common stock were originally authorized for issuance under the 2004 Plan. In addition to shares that may from time to time be transferred from the 1998 Plan to the 2004 Plan reserve, an annual increase in the 2004 Plan share reserve is added on the first day of each year. Initial hire-on stock options granted under the 2004 Plan are exercisable upon vesting and generally vest 25% on the first anniversary of the grant date and then monthly thereafter over the remaining 36 months. Subsequent discretionary stock option grants generally vest equally each month over 48 months. Initial hire-on options expire ten years from the date of grant while discretionary options granted subsequent to September 2005 generally expire five to ten years from the date of grant.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2004 (1,944,034 vested at a weighted average exercise price of $1.33 per share)	7,905,886	$2.04
Granted	2,557,022	9.23
Exercised	(1,006,194)	1.41
Canceled	(337,611)	5.83

Outstanding, December 31, 2004 (3,219,989 vested at a weighted average exercise price of $1.96 per share)	9,119,103	3.99
Granted	3,228,183	9.69
Exercised	(1,367,234)	2.17
Canceled	(681,669)	5.36

Outstanding, December 31, 2005 (4,259,059 vested at a weighted average exercise price of $3.53 per share)	10,298,383	5.93
Granted	2,530,913	18.39
Exercised	(2,655,957)	3.84
Canceled	(622,224)	10.15

Outstanding, December 31, 2006	9,551,115	$9.53

Additional information regarding options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.07-1.72	1,642,858	5.63	$ 1.68	1,543,132	$ 1.67
$1.99-7.75	2,013,924	5.69	4.80	1,165,711	4.63
$7.90-9.63	2,235,226	5.69	9.31	790,227	9.26
$9.72-14.38	2,091,382	6.87	12.20	693,674	11.61
$14.93-25.39	1,367,025	9.41	19.76	75,476	17.50
$25.99-27.75	200,700	9.30	26.55	3,125	27.75

$0.07-27.75	9,551,115	6.55	9.54	4,271,345	5.80

Employee Stock Purchase Plan

In January 2004, the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) was adopted by the board of directors and was subsequently approved by stockholders. A total of 750,000 shares of common stock were originally reserved for issuance under the 2004 Purchase Plan. The number of shares reserved for issuance under the 2004 Purchase Plan is increased on the first day of each year. The 2004 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,875 shares may be purchased by each eligible employee during a single purchase period. In April 2006, the Company amended its ESPP so that offering periods under the plan shall consist of consecutive six month periods instead of overlapping 24 month periods. The Company’s ESPP is

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered compensatory under the provisions of SFAS 123R. Purchase periods for the 2004 Purchase Plan have a duration of six months. The purchase price under the 2004 Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. During the years ended December 31, 2006, 2005 and 2004, 390,700, 401,513 and 165,117 shares, respectively, were purchased under the 2004 Purchase Plan.

Restricted Stock Awards

In 2006, pursuant to the 2004 Plan, the Company issued 30,000 restricted stock awards to employees and 36,687 restricted stock awards as part of the ZyDAS acquisition, totaling 66,687 awards. Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. However, the holder is restricted from selling shares until vesting occurs. The Company determined the fair value of the restricted stock awards to be $1,328,000 by reference to the quoted market price of the stock at the date of grant. The Company is amortizing $729,000 representing the fair value of the awards granted to employees using a straight-line vesting method over two years. The $599,000 fair value of the awards related to the ZyDAS acquisition were considered part of the cost of the ZyDAS acquisition (see Note 3). Compensation expense related to the restricted stock awards issued in 2006 was $273,000 for the year ended December 31, 2006. The weighted average fair value of the restricted stock awards granted was $19.92.

In 2005, the Company issued 94,000 restricted stock awards to employees pursuant to the 2004 Plan. The Company determined the fair value of the restricted stock awards to be $785,000 by reference to the quoted market price of the stock at the date of grant and is amortizing this amount on a graded vesting method over two years. Compensation expense related to the issuance of restricted stock in 2005 was $203,000 and $573,000 for the year ended December 31, 2006 and 2005, respectively. The weighted average fair value of the restricted stock awards granted was $8.35. There were no restricted stock awards granted prior to January 1, 2005.

Restricted Stock Units

In 2006, the Company granted a total of 575,350 restricted stock units to employees and 461,756 restricted stock units as part of the Attansic acquisition, totaling 1,037,106 restricted stock units. Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. Generally, the restricted stock units awarded vest over a period ranging from one to four years. The Company determined the fair value of the restricted stock awards to be $19,984,000 by reference to the quoted market price of the stock at the date of grant. The Company is amortizing the restricted stock units issued to employees and a portion of the shares issued as part of the Attansic acquisition as compensation expense over the vesting period. $45,000 of the fair value of the restricted stock units related to the Attansic acquisition was considered part of the cost of the Attansic acquisition (see Note 3). Compensation expense related to the issuance of restricted stock units was $557,000 for the year ended December 31, 2006. The weighted average fair value of the restricted stock awards granted was $19.27. There were no restricted stock units granted prior to January 1, 2006.

Deferred Stock-Based Compensation

During the year ended December 31, 2003, the Company issued 4,606,012 options to purchase common stock to employees at a weighted average exercise price of $2.49 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock of $4.20 per share at the grant date. The cumulative deferred stock-based compensation with respect to these grants totaled $7,828,000 and is being amortized to expense on a graded vesting method over the vesting period of the options through 2008.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the years ended December 31, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize deferred stock compensation expense following the provisions of APB 25. The Company recognizes these compensation costs for stock awards granted prior to January 1, 2006 using the graded vesting method, and for stock awards granted after December 31, 2005 on a straight-line basis, over the requisite service period of the awards, which is generally the option vesting term of four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated expense recognition compared to the straight-line method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value in accordance with the provisions of SFAS 123R.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the year ended December 31, 2006 is approximately $11,604,000 (net of a tax benefit of $1,856,000) lower than the net income the Company would have reported had it not adopted SFAS 123R. The Company’s basic and diluted net income per share for the years ended December 31, 2006 are approximately $0.22 and $0.21 lower than the earnings per share amounts the Company would have reported had it not adopted SFAS 123R.

Determining Fair Value

Valuation method—The Company estimates the fair value of stock options granted using the Black-Scholes valuation model.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the Company has based its expected term on the expected terms used by similar entities.

Expected Volatility—Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted from November 26, 2003 to December 31, 2005 were valued using the Black-Scholes valuation model, with a volatility factor based on the average stock volatilities of the Company’s publicly traded competitors because the Company did not have a sufficient trading history. For the year ended December 31, 2006, the Company estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of the Company’s stock and those of similar entities.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the years ended December 31, 2006, 2005 and 2004:

Option Plan Shares	Year Ended December 31,
	2006	2005	2004
Estimated life (in years)	4.35	4.0	4.5
Expected volatility	48%	60%	80%
Risk-free interest rate	4.6%	4.0%	3.4%
Expected dividends	—	—	—
Weighted average grant-date fair value	$8.31	$4.66	$5.72

ESPP Plan Shares	Year Ended December 31,
	2006	2005	2004
Estimated life (in years)	0.5	0.5	0.5
Expected volatility	32-46%	32-60%	80%
Risk-free interest rate	2.2-5.2%	1.8-2.2%	1.3-1.9%
Expected dividends	—	—	—
Weighted average grant-date fair value	$4.43	$2.58	$3.60

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cost of sales	$427	$94	$253
Research and development	6,740	1,092	1,242
Sales and marketing	3,073	133	918
General and administrative	2,075	537	1,305

	$12,315	$1,856	$3,718

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At December 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $36,820,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s Stock Incentive Plans for the year ended December 31, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,298	$5.93
Granted	2,531	18.39
Exercised	(2,656)	3.84
Forfeitures and cancellations	(622)	10.15

Outstanding at December 31, 2006	9,551	$9.53	6.55	$114,231

Vested and expected to vest at December 31, 2006	8,429	$9.14	6.50	$102,623

Exercisable at December 31, 2006	4,271	$5.80	6.05	$66,308

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8,822,000 options that were in-the-money at December 31, 2006. During the year ended December 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $45,276,000, determined as of the date of option exercise. As of December 31, 2006, we had 508,000 authorized shares available for future issuance under all of our stock option plans.

The following table summarizes the company’s restricted stock award and restricted stock unit activity for the year ended December 31, 2006 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date	Number of Shares	Weighted Average Grant Date
Nonvested stock at January 1, 2006	59	$8.35	—	$—
Granted	67	19.92	1,037	19.26
Vested	(63)	11.79	(35)	17.36
Forfeited	—	—	(13)	17.36

Nonvested stock at December 31, 2006	63	$17.22	989	$19.35

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Disclosures

Pro forma information required under SFAS123 for periods prior to fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS123, to options granted under the Company’s stock-based compensation plans, was as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net income as reported	$16,688	$10,824
Add: total stock-based employee compensation included in reported net income	1,856	3,718
Less: total stock-based compensation determined under the fair value based method for all awards	(10,773)	(8,675)

Pro forma net income	$7,771	$5,867

Basic net income per share as reported	$0.34	$0.25

Diluted net income per share as reported	$0.31	$0.21

Pro forma basic net income per share	$0.16	$0.14

Pro forma diluted net income per share	$0.15	$0.11

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2006	2005	2004
Numerator:
Net income	$18,678	$16,688	$10,824

Denominator:
Weighted average shares outstanding	51,868	48,946	43,219
Weighted average shares subject to repurchase	(108)	(169)	(333)

Shares used to calculate basic net income per share	51,760	48,777	42,886

Effect of dilutive securities:
Common stock options and warrants	3,626	4,626	6,100
Common shares subject to repurchase	108	169	333
Convertible preferred stock	—	—	2,662

Shares used to calculate diluted net income per share	55,494	53,572	51,981

Basic net income per share	$0.36	$0.34	$0.25

Diluted net income per share	$0.34	$0.31	$0.21

During the years ended December 31, 2006, 2005 and 2004, 904,000, 1,251,000 and 297,000, total potential shares of common stock equivalents, respectively, consisting of stock options and warrants, were excluded from the net income per share calculation as their effect would have been antidilutive.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

The U.S. and foreign components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
U.S.	$19,062	$21,874	$11,767
Foreign	7,462	(11,470)	(2)

	$26,524	$10,404	$11,765

The income tax (benefit) provision consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Federal:
Current	$6,524	$828	$417
Deferred	2,370	(7,066)	—
State:
Current	18	66	8
Deferred	(895)	(469)	—
Foreign
Current	70	357	516
Deferred	(241)	—	—

Income tax (benefit) provision	$7,846	$(6,284)	$941

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2006	2005	2004
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(3.3)	(6.1)	(6.1)
Research and development credits	(5.1)	(12.6)	(12.2)
Stock-based compensation	6.9	2.7	11.1
Change in valuation allowance	(24.3)	(126.1)	(22.4)
Foreign losses and tax rate differences	5.9	46.4	—
Acquired in-process technology	14.3	—	—
Other	0.2	0.3	2.6

Effective tax rate	29.6%	(60.4)%	8.0%

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred tax assets consist of (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Credit carryforwards	$11,364	$13,139
Net operating loss carryforwards	1,282	10,499
SFAS 123R stock based compensation	1,376	—
Other accruals and reserves recognized in different periods	1,164	1,041
Capitalized research and development	538	708
Deferred revenue	213	285
Inventory valuation	193	219
Excess book over tax depreciation and other	207	151

Total deferred tax assets	16,337	26,042
Valuation allowance	(8,274)	(18,507)

Net deferred tax assets	$8,063	$7,535

Deferred tax liabilities: Purchased intangibles	$(19,126)	$—

The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. This occurs primarily when net operating losses and tax credit carryforwards expire. As required by SFAS 123R, no tax benefit was recorded in the year ended December 31, 2006 for expenses relating to qualified stock options and share-based compensation costs. The valuation allowance for deferred tax assets decreased by $10,233,000 in 2006 and $16,540,000 in 2005.

In the years ended December 31, 2006 and 2005, the Company reassessed the valuation allowance previously recorded against its net deferred tax assets which consisted primarily of net operating loss carryforwards and research and development tax credits. Based on the Company’s projected future taxable income, the Company determined that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, during the year ended December 31, 2006 and 2005, the Company released a portion of the valuation allowance previously recorded against its deferred tax assets in the amounts of $1,856,000 and $7,535,000, respectively.

The deferred tax assets and liabilities for 2006 include amounts related to the acquisitions of ZyDAS and Attansic. A valuation allowance has been provided for the pre-acquisition net operating loss carryforwards and research and tax credit carryforwards of the acquired companies which are not likely to be realized.

At December 31, 2006, the Company has federal, state and foreign net operating loss carryforwards of approximately $16,000,000, $16,500,000 and $5,400,000, respectively, available to offset future taxable income. The federal, state, and foreign net operating loss carryforwards will begin to expire in 2023, 2012 and 2007, respectively, if not utilized before these dates. The federal and state loss carryforwards are attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized.

At December 31, 2006, the Company has research and development credit carryforwards of approximately $8,900,000, $8,600,000 and $3,400,000 available to offset future federal, state and foreign income taxes, respectively. The federal tax credit carryforwards will begin to expire in 2018 and the foreign carryforwards will begin to expire in 2007, if not utilized before these dates. The state tax credit carryforward has no expiration.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $7,100,000 of the federal tax credit carryforwards and $500,000 of the state tax credit carryforwards are attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

14. Employee Benefit Plan

The Company sponsors a 401(k) Savings Plan (the “Plan”) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis an amount not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for any of the periods presented.

15. Segment Information, Operations By Geographic Area And Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	December 31,
	2006	2005	2004
Taiwan	53%	70%	86%
China	35	16	3
United States	1	3	1
Other	11	11	10

Significant Customers

Customers representing greater than 10% of net revenues are as follows:

	December 31,
	2006	2005	2004
Hon Hai Precision Industry Co., Ltd.	20%	15%	23%
UTStarcom, Inc.	10	*	*
Alpha Networks, Inc.	*	15	10
Cameo Communications, Inc.	*	13	12
Askey Computer Corporation	*	10	17

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customers representing greater than 10% of accounts receivable are as follows:

	December 31,
	2006	2005
Hon-Hai Precision Industry Co., Ltd.	36%	16%
Flextronics Technology (Malaysia) Sdn Bhd	11	*
Alpha Networks, Inc	*	16
Askey Computer Corp	*	11
UTStarcom, Inc.	*	11

*	less than 10% in the applicable period.

Supplementary Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2006. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2006 (1)
	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Net revenue	$61,084	$73,193	$79,608	$87,806
Gross profit	29,418	37,373	37,666	39,316
Net income (loss)	6,814	6,753	6,321	(1,210)
Net income per share:
Basic	$0.14	$0.13	$0.12	$(0.02)
Diluted	$0.13	$0.12	$0.11	$(0.02)

	Fiscal 2005 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)
Net revenue	$41,233	$43,374	$45,800	$53,078
Gross profit	18,340	18,022	19,887	24,753
Net income (loss)	1,669	(216)	2,152	13,083
Net income per share:
Basic	$0.03	$0.00	$0.04	$0.27
Diluted	$0.03	$0.00	$0.04	$0.24

(1)	Net income for each of the four quarters in 2006 includes stock-based compensation expense for stock options and purchases under the Company’s Employee Stock Purchase Plan recorded by the Company as a result of its adoption of SFAS 123R on January 1, 2006. There was no stock-based compensation expense related to employee stock purchases under SFAS 123 for each of the four quarters in 2005 because the Company did not adopt the optional recognition provisions of SFAS 123. See footnote 11 of these consolidated financial statements for additional information.
(2)

During the third quarter of 2006, the Company recorded $889,000, or $0.02 per diluted share, of charges for in-process research and development and amortization related to the intangible assets acquired in the

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ZyDAS acquisition. Acquisition-related identified intangibles are amortized on a straight-line basis over their estimated economic lives.
(3)	During the fourth quarter of 2006, the Company recorded $10,436,000, or $0.20 per diluted share of in-process research and development expense charges related to the Attansic acquisition and $ 995,000, or $0.02 per diluted share, related to the amortization of acquired intangible assets related to the acquisitions of ZyDAS and Attansic.
(4)	During the first and fourth quarters of 2006 and the fourth quarter of 2005, the Company recorded income tax benefits of $1,392,000, $464,000 and $7,535,000, respectively, or $0.03, $0.01 and $0.14 per diluted share, respectively, related to the release of a portion of the valuation allowance previously recorded against the Company’s deferred tax assets.