Form 10-Q
period 2007-03-31
ATHEROS COMMUNICATIONS INC
filed 2007-05-10
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 30, 2007, 55,267,069 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$97,882	$98,383
Marketable securities	108,518	87,523
Accounts receivable, net	53,467	46,016
Inventory	31,326	25,879
Prepaid expenses, deferred income taxes and other current assets	12,495	10,645

Total current assets	303,688	268,446
Property and equipment, net	9,548	8,994
Goodwill	59,083	58,272
Acquired intangible assets, net	21,315	23,445
Deferred income taxes and other assets	11,579	4,901

Total assets	$405,213	$364,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,197	$17,123
Accrued and other current liabilities	43,072	46,858

Total current liabilities	77,269	63,981

Deferred income taxes and other long-term liabilities	35,931	19,135
Commitments and contingencies
Stockholders’ equity:
Common stock	323,172	319,424
Accumulated other comprehensive loss	(15)	(81)
Accumulated deficit	(31,144)	(38,401)

Total stockholders’ equity	292,013	280,942

Total liabilities and stockholders’ equity	$405,213	$364,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$95,518	$61,084
Cost of goods sold	49,916	31,666

Gross profit	45,602	29,418

Operating expenses:
Research and development	23,606	15,529
Sales and marketing	8,422	5,649
General and administrative	4,727	2,896
Amortization of acquired intangible assets	1,779	—

Total operating expenses	38,534	24,074

Income from operations	7,068	5,344
Interest income, net	2,492	1,816

Income before income taxes	9,560	7,160
Income tax provision	1,961	346

Net income	$7,599	$6,814

Basic net income per share	$0.14	$0.14

Shares used in computing basic net income per share	54,681	50,445

Diluted net income per share	$0.13	$0.13

Shares used in computing diluted net income per share	58,310	54,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,599	$6,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,065	635
Stock-based compensation	4,758	2,973
Amortization of acquired intangible assets	1,938	—
Loss on disposal of property and equipment	248	—
Deferred income taxes	2,307	(1,657)
Tax benefit from employee stock-based awards	713	885
Excess tax benefit from employee stock-based awards	(585)	(760)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(7,431)	(2,074)
Inventory	(5,473)	(4,131)
Prepaid expenses and other current assets	(1,831)	(1,617)
Accounts payable	16,683	6,587
Other accrued liabilities	(4,207)	1

Net cash provided by operating activities	15,784	7,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,281)	(522)
Purchase of marketable securities	(54,687)	(22,437)
Maturities of marketable securities	33,758	17,703
Proceeds from disposal of assets held for sale from acquisitions	1,400	—
Other assets	(114)	—

Net cash used in investing activities	(20,924)	(5,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	4,054	4,110

Excess tax benefits from employee stock-based awards	585	760

Net cash provided by financing activities	4,639	4,870

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(501)	7,270
CASH AND CASH EQUIVALENTS, Beginning of period	98,383	75,425

CASH AND CASH EQUIVALENTS, End of period	$97,882	$82,695

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

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2006 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006 included in its annual report on Form 10-K, as filed on March 1, 2007 with the SEC. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2006.

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

	Three Months Ended March 31,
	2007	2006
Beginning balance	$1,258	$1,161
Additions related to current period sales	1,021	396
Warranty costs incurred in the current period	(132)	(107)
Adjustments to accruals related to prior period sales	(337)	(278)

Ending balance	$1,810	$1,172

Income Taxes—Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized a $342,000 increase in liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of accumulated deficit.

Recent Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which permits an entity to measure certain financial assets and financial liabilities at fair value requiring that unrealized gains and losses be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated financial statements.

3. Inventory

Inventory consists of (in thousands):

	March 31, 2007	December 31, 2006
Finished goods	$14,916	$11,392
Work-in-process	12,194	10,234
Raw materials	4,216	4,253

Total	$31,326	$25,879

4. Goodwill and Acquired Intangible Assets

The Company added goodwill of $811,000 and $58,272,000 in the three months ended March 31, 2007 and the year ended December 31, 2006, respectively, related to the acquisitions of Attansic Technology Corporation and ZyDAS Technology Corporation. The carrying amounts of the acquired intangible assets are as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$21,110	$(2,591)	$18,519	$21,110	$(1,106)	$20,004
Customer relationships	2,091	(365)	1,726	2,442	(176)	2,266
Covenant not-to-compete	1,277	(207)	1,070	1,277	(102)	1,175
Backlog	100	(100)	—	100	(100)	—

Total	$24,578	$(3,263)	$21,315	$24,929	$(1,484)	$23,445

Amortization expense for intangible assets for the three months ended March 31, 2007 was $1,779,000. The Company had no amortization expense for intangible assets for the three months ended March 31, 2006. At March 31, 2007 estimated amortization expense for the remainder of fiscal 2007, and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2007 (remainder)	$5,346
2008	6,919
2009	5,864
2010	3,186

Total	$21,315

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2007	December 31, 2006
Accrued customer incentives	$22,023	$23,073
Accrued compensation and benefits	7,554	9,060
Other liabilities	13,495	14,725

Total	$43,072	$46,858

6. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Plan, 2004 Plan and ESPP are described in the Company’s 2006 annual report on Form 10-K filed on March 1, 2007.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three months ended March 31, 2007 and 2006 include compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize deferred stock compensation expense following the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). The Company recognizes these compensation costs for stock awards granted prior to January 1, 2006 using the graded vesting method, and for stock awards granted after December 31, 2005 on a straight-line basis, over the requisite service period of the awards, which is generally the option vesting term of four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated expense recognition compared to the straight-line method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value in accordance with the provisions of SFAS 123R.

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

Expected Volatility—Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted from November 26, 2003 to December 31, 2005 were valued using the Black-Scholes valuation model, with a volatility factor based on the average stock volatilities of the Company’s publicly traded competitors because the Company did not have a sufficient trading history. After December 31, 2005, the Company estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of the Company’s stock and those of similar entities.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Option Plan Shares
Estimated life (in years)	4.8	4.0
Expected volatility	51.3%	42%
Risk-free interest rate	4.7%	4.4%
Expected dividends	—	—
Weighted average grant-date fair value	$11.85	$6.06

During the three months ended March 31, 2007 and 2006 there were no purchases under the Employee Stock Purchase Plan.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales	$125	$118
Research and development	2,996	1,690
Sales and marketing	1,041	677
General and administrative	698	488

	$4,860	$2,973

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At March 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $42,164,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s Stock Incentive Plans for the three months ended March 31, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,551	$9.54
Granted	919	24.23
Exercised	(721)	5.62
Forfeitures and cancellations	(58)	11.97

Outstanding at March 31, 2007	9,691	$11.21	6.44	$124,365

Vested and expected to vest at March 31, 2007	8,637	$10.76	6.38	$114,581

Exercisable at March 31, 2007	4,143	$6.35	5.80	$72,869

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8,570,000 options that were in-the-money at March 31, 2007. During the three month periods ended March 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $14,029,000 determined as of the date of option exercise. As of March 31, 2007, we had 2,388,000 authorized shares available for future issuance under all of our stock option plans.

The following table summarizes the Company’s restricted stock award activity for the three months ended March 31, 2007 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2007	63	$17.22	989	$19.35
Granted	—	—	76	24.43
Vested	(20)	13.14	(40)	17.93
Forfeited	—	—	(12)	18.81

Nonvested stock at March 31, 2007	43	$17.70	1,013	$19.80

7. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, which requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, the Company recognized a $342,000 increase in liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of accumulated deficit.

As of January 1, 2007, the Company had approximately $21,181,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2006 will significantly increase or decrease within the next 12 months. Because of net operating loss carryforwards, substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company’s 2007 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to certain discrete tax benefits received from employee stock incentive and stock purchase plans during the first quarter of 2007.

8. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net income (numerator)	$7,599	$6,814

Denominator for basic net income per share:
Weighted average shares outstanding	54,755	50,557
Weighted average shares subject to repurchase	(74)	(112)

Shares used to calculate basic net income per share	54,681	50,445
Effect of dilutive securities:
Common stock options and warrants	3,555	3,915
Shares subject to repurchase	74	112

Shares used to calculate diluted net income per share	58,310	54,472

Basic net income per share	$0.14	$0.14

Diluted net income per share	$0.13	$0.13

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 1,601,000 and 81,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended March 31, 2007 and 2006, respectively, as their effect would have been antidilutive.

9. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$7,599	$6,814
Other comprehensive income:
Change in unrealized loss on investments	66	64

Total comprehensive income	$7,665	$6,878

10. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended March 31,
	2007	2006
Taiwan	52%	56%
China	40	32
United States	1	1
Other	7	11

Total	100%	100%

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended March 31,
	2007	2006
Hon Hai Precision Industry Co., Ltd.	25%	15%
UTStarcom, Inc.	*	13
Alpha Networks, Inc.	*	12
Askey Computer Corporation	*	11

Customers representing greater than 10% of net accounts receivable are as follows:

	March 31, 2007	December 31, 2006
Hon Hai Precision Industry Co., Ltd.	30%	36%
Flextronics Technology, Ltd.	*	11

*	less than 10% in the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our acquisition of Attansic Technology Corporation’s remaining capital stock, our expectations regarding our average selling prices, the growth of our business, our strategy regarding new markets, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by ODMs through to OEMs outside Asia, our expenses, cost of goods sold and gross margins, our deferred tax assets, development of new products, expanding our core technologies, expanding our sales and marketing efforts, recognizing stock-based compensation and related accounting charges, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our acquisition and investment strategy, expansion of our workforce and anticipated resources required to support our expansion, our dependence on key personnel, market risk sensitive instruments, our potential legal proceedings, our disclosure controls and procedures, the volatility of our stock, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, our ability to successfully complete our acquisitions and integrate these businesses, and other risks discussed in Part II, Item 1A. Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of highly integrated semiconductor system solutions for communications products. We combine our systems expertise with high-performance radio frequency (RF) mixed signal and digital semiconductor design skills to provide highly integrated chipset solutions that are manufacturable on low-cost, standard complementary metal-oxide semiconductor (CMOS) processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers (IEEE) family of wireless local area networking (WLAN) standards, including the 802.11b, 802.11g and 802.11a standards and the draft 802.11n standard. We have a broad base of leading personal computer original equipment manufacturer (PC OEM) customers, including Acer, Apple, ASUSTek, NEC, Sony and Toshiba and networking equipment manufacturers, including 2Wire, 3COM, Belkin, Buffalo, Cisco Systems, D-Link, FON, Linksys, NEC AT, NETGEAR, Siemens and TP-Link, as well as other consumer electronics customers.

In 2005, we introduced our solution for the Personal Access System (PAS) cellular market. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. Our solution consists of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex (TDMA-TDD) technology operating at 1.9 gigahertz (GHz) providing high quality voice, advanced data services and long battery life. Our unique, highly integrated single chip solution for PAS products provides full support for the PAS networking standard and a robust set of product features at a competitive price. Our primary customer for our PAS products is UTStarcom.

In August 2006, we began shipping our low-cost, universal serial bus (USB) solution for WLAN which we obtained through our acquisition of ZyDAS Technology Corporation. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions and in conjunction with the acquisition, they became the Atheros Taiwan Development Center. Under the terms of the share purchase agreement, we paid an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we acquired 87.7% of the outstanding shares of Attansic Technology Corporation, a privately held Taiwan-based fabless integrated circuit design company, specializing in gigabit and fast Ethernet integrated circuit solutions, as well as power management products. Under the terms of the share purchase agreement, we paid an aggregate of approximately $62.4 million in cash and stock. We intend to acquire the remainder of Attansic’s capital stock as soon as practicable for approximately $8.7 million. In

December 2006, we began shipping the Ethernet solutions acquired from Attansic for personal computers applications. Our Ethernet solutions are integrated into personal computer LAN-on-motherboards (LOM), by supplying Gigabit Ethernet network interface card (NIC) and physical layer (PHY) products for LOMs. In January 2007, we sold certain assets related to the legacy power management business of Attansic to a third party. The results of operations for Attansic have been included in our consolidated statements of operations since the date of acquisition.

Revenue. Our revenue is derived primarily from the sale of WLAN chipset products, PAS chip products, Ethernet chip solutions and to a lesser extent from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers (OEMs) utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicard and other integrated circuit card products. OEMs utilize our Ethernet chip solutions in developing local area network (LAN) solutions. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers (ODMs) to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

In the three months ended March 31, 2007, Hon-Hai Precision Industry Co., Ltd. accounted for 25% of our net revenue. In the three months ended March 31, 2006, Hon-Hai Precision Industry Co., Ltd. UTStarcom, Inc., Alpha Networks, Inc. and Askey Computer Corporation accounted for 15%, 13%, 12% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% of net revenue in both the three months ended March 31, 2007 and 2006. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, travel, trade shows, depreciation and allocated occupancy costs. We expect sales and marketing expenses will increase in absolute dollars as we hire additional personnel and expand our sales and marketing efforts.

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees and banking fees, charges related to allowance for doubtful accounts and allocated occupancy costs. We expect that general and administrative expenses will increase in absolute dollars as we hire personnel and incur costs related to the anticipated growth of our business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and there have been no material changes with the exception of our income tax policy discussed below.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position, as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2007	2006
Consolidated Statements of Operations Data:

Net revenue	100%	100%
Cost of goods sold	52	52

Gross profit	48	48
Operating expenses:
Research and development	25	25
Sales and marketing	9	9
General and administrative	5	5
Amortization of acquired intangible assets	2	—

Total operating expenses	41	39

Income from operations	7	9
Interest income, net	3	3
Provision for income taxes	(2)	(1)

Net income	8%	11%

Comparison of Three Months Ended March 31, 2007 and 2006

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended March 31,		% Change
	2007	2006
Net revenue	$95,518	$61,084	56%

The increase in net revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to the increased volume of chipsets shipped as a result of further acceptance of our wireless chipset products, additional market demand for wireless networking products and the introduction of our Ethernet products. As a result, the total number of chipsets shipped more than doubled in the first quarter of 2007 compared to the first quarter of 2006. The increase in chipsets shipped was partially offset by a decrease in the average selling price as we introduced products with lower average selling price and competitively priced our existing chipsets to aggressively pursue market share. In addition, the acquisitions we made in 2006 added products to our portfolio with lower average selling prices than our other products and provided incremental revenue in the first quarter of 2007.

Gross Profit

	Three Months Ended March 31,		% Change
	2007	2006
Gross profit	$45,602	$29,418	55%
% of net revenue	48%	48%

Gross profit as a percentage of revenue in the three months ended March 31, 2007 was in line with gross profit as a percentage of revenue in the comparable period of 2006. We had a greater concentration of higher margin products as a percentage of our total product mix in the first quarter of 2007, partially offset by a decline in the overall blended average selling prices of our comparable chips from the first quarter of 2006. We expect our gross margins to decrease in the second fiscal quarter of 2007 based on anticipated changes in the product mix and lower average selling prices.

Research and Development

	Three Months Ended March 31,		% Change
	2007	2006
Research and development	$23,606	$15,529	52%
% of net revenue	25%	25%

The increase in research and development expenses during the three months ended March 31, 2007, compared to the three months ended March 31, 2006, was primarily due to an increase in compensation-related costs of $6.0 million, related to a 108% increase in the number of employees engaged in research and development activities, including those employees added through the ZyDAS and Attansic acquisitions. In addition, there were increases in outside services and consulting fees of $572,000, software expense of $412,000, and depreciation expense of $357,000, primarily due to increased chip development efforts for new and existing markets.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2007	2006
Sales and marketing	$8,422	$5,649	49%
% of net revenue	9%	9%

The increase in sales and marketing expenses during the three months ended March 31, 2007, compared to the corresponding period in 2006, was partly due to an increase in compensation-related costs of $2.0 million, attributable to a 66% increase in the number of employees engaged in sales and marketing activities, including those employees added through the ZyDAS and Attansic acquisitions. In addition, there was an increase in travel expenses of $184,000 resulting from the increase in the number of sales and marketing employees and trade show related expenses of $164,000 as we increased efforts to raise awareness of our product portfolio.

General and Administrative

	Three Months Ended March 31,		% Change
	2007	2006
General and administrative	$4,727	$2,896	63%
% of net revenue	5%	5%

The increase in general and administrative expenses during the three months ended March 31, 2007, compared to the corresponding period in 2006, was partly due to an increase in compensation-related costs of $746,000, primarily attributable to a 67% increase in the number of employees engaged in general and administrative activities, including those employees added through the ZyDAS and Attansic acquisitions. In addition, professional fees and consulting expenses increased by $593,000, due to increased audit fees, legal costs for patent-related matters and consulting expenses associated with our income tax compliance requirements.

Amortization of Acquired Intangible Assets

During the three months ended March 31, 2007, we recorded $1. 8 million in charges related to the amortization of acquired intangible assets from the ZyDAS and Attansic acquisitions, which occurred in 2006. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to three years for customer relationships and two to four years for covenants not-to-compete.

Interest Income, Net

	Three Months Ended March 31,		% Change
	2007	2006
Interest income, net	$2,492	$1,816	37%
% of net revenue	3%	3%

During the three months ended March 31, 2007 we experienced increased interest income, compared to the three months ended March 31, 2006, primarily due to a $20.7 million increase in cash, cash equivalents and marketable securities, resulting from the generation of working capital from operations and the exercise of employee stock options. In addition, yields achieved on our investment portfolio have increased in the three months ended March 31, 2007 over the same period in 2006.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2007	2006
Provision for income taxes	$1,961	$346	467%
% of net revenue	2%	1%

Our effective tax rate is 20.5% for the three months ended March 31, 2007, compared to 4.8% for the three months ended March 31, 2006. The effective tax rate for the first quarter of 2006 is lower than the rate for the comparable quarter in 2007 due to the reversal of the valuation allowance against $1.4 million of deferred tax assets in the first quarter of 2006. Our 2007 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to certain discrete tax benefits received from employee stock incentive and stock purchase plans during the first quarter of 2007.

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

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2007, consisted of cash, cash equivalents and marketable securities of $206.4 million, and our revolving credit facility, under which $8.6 million was available to borrow. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment which reduced the amount available to borrow under this credit facility from $10.0 million to $8.6 million. The revolving credit facility was renewed in March 2007 and expires on March 27, 2008.

Operating Activities. Our operating activities provided $15.8 million of cash for the three months ended March 31, 2007 compared to $7.7 million for the three months ended March 31, 2006. Cash flow from operating activities for the three months ended March 31, 2007 resulted primarily from net income of $7.6 million, an increase in accounts payable of $16.7 million, related to increases in inventory and the timing of payments to vendors, non-cash stock-based compensation expense of $4.8 million, increases in our net deferred tax liabilities of $2.3 million and amortization of intangible assets acquired in the ZyDAS and Attansic acquisitions of $1.9 million. These changes were partially offset by an increase in accounts receivable of $7.4 million related to increased revenue and the timing of customer payments, an increase in inventory of $5.5 million to support increased demand for our products and a decrease in other accrued liabilities of $4.2 million, primarily related to the timing of payments of customer rebates and 2006 employee incentive compensation.

Cash flow from operations for the three months ended March 31, 2006 resulted from net income of $6.8 million, an increase in accounts payable of $6.6 million related to increases in inventory, partially offset by an increase in inventory of $4.1 million due to an inventory rise to meet increased future demand and an increase in accounts receivable of $2.1 million due to increased revenue and timing of customer payments.

Investing Activities. Our investing activities used $20.9 million in the three months ended March 31, 2007, and $5.3 million in the three months ended March 31, 2006. Our investing activities primarily consisted of the purchase and maturities of marketable securities, purchases of property and equipment and the sale of assets held for sale from acquisitions.

Capital expenditures were $1.3 million and $522,000 for the three months ended March 31, 2007 and 2006, respectively. The capital expenditures within the three months period ended March 31, 2007 primarily consisted of tenant improvements for new leased facilities in Santa Clara, California, Taiwan and India, and computer and test equipment purchases. The capital expenditures during the three months period ended March 31, 2006 primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth.

Financing Activities. Our financing activities provided cash of $4.6 million and $4.9 million in the three months ended March 31, 2007 and 2006, respectively. The cash provided in these periods primarily related to the issuance of common stock resulting from the exercise of employee stock options and the estimated tax benefits arising from stock compensation in 2007 pursuant to our adoption of SFAS No. 123R.

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

We believe that research and development is essential to expanding our core technologies and product offerings. Our research and development expenses were $23.6 million in the three months ended March 31, 2007, and $71.1 million, $47.8 million and $42.7 million in the years ended December 31, 2006, 2005 and 2004, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flows, cash and cash equivalents and marketable securities.

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

In August 2006, we acquired ZyDAS for an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. In December 2006, we acquired 87.7% of Attansic. Under the terms of the agreement, the acquisition price is $62.4 million consisting of $37.6 million in cash and $24.8 million in our common stock. We intend to acquire the remainder of Attansic capital stock as soon as practicable for approximately $8.7 million. We may enter into arrangements in the future with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. Due to the adoption of FIN 48, a $14.2 million liability was recorded in the first quarter of 2007. We do not expect this liability to be satisfied within the next twelve months.

As of March 31, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value requiring that unrealized gains and losses be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activity are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of March 31, 2007, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, market auction preferred stock and U.S. government securities.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in the Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Form of Assumed Attansic Technology Corporation Option Agreement (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-140392), filed on February 1, 2007 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt Chief Executive Officer and President (Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar Vice President and Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre Vice President and Chief Accounting Officer (Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description
10.1	Form of Assumed Attansic Technology Corporation Option Agreement (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-140392), filed on February 1, 2007 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.