Form 10-Q
period 2007-06-30
ATHEROS COMMUNICATIONS INC
filed 2007-08-09
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, 56,230,501 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$100,633	$98,383
Marketable securities	127,542	87,523
Accounts receivable, net	49,394	46,016
Inventory	28,891	25,879
Prepaid expenses, deferred income taxes and other current assets	11,703	10,645

Total current assets	318,163	268,446
Property and equipment, net	11,485	8,994
Goodwill	59,013	58,272
Acquired intangible assets, net	19,526	23,445
Deferred income taxes and other assets	11,617	4,901

Total assets	$419,804	$364,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,840	$17,123
Accrued and other current liabilities	40,701	46,858

Total current liabilities	67,541	63,981
Deferred income taxes and other long-term liabilities	37,387	19,135
Commitments and contingencies
Stockholders’ equity:
Common stock	336,814	319,424
Accumulated other comprehensive loss	(77)	(81)
Accumulated deficit	(21,861)	(38,401)

Total stockholders’ equity	314,876	280,942

Total liabilities and stockholders’ equity	$419,804	$364,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$100,808	$73,193	$196,326	$134,277
Cost of goods sold	50,859	37,373	100,775	69,039

Gross profit	49,949	35,820	95,551	65,238

Operating expenses:
Research and development	24,628	17,902	48,234	33,431
Sales and marketing	8,891	6,709	17,313	12,358
General and administrative	4,786	3,902	9,513	6,798
Amortization of acquired intangible assets	1,789	—	3,568	—

Total operating expenses	40,094	28,513	78,628	52,587

Income from operations	9,855	7,307	16,923	12,651
Interest income, net	2,770	2,188	5,262	4,004

Income before income taxes	12,625	9,495	22,185	16,655
Income tax provision	3,343	2,742	5,304	3,088

Net income	$9,282	$6,753	$16,881	$13,567

Basic net income per share	$0.17	$0.13	$0.31	$0.27

Shares used in computing basic net income per share	55,543	51,546	55,112	50,995

Diluted net income per share	$0.16	$0.12	$0.29	$0.25

Shares used in computing diluted net income per share	59,111	55,447	58,710	54,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,881	$13,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,529	1,392
Stock-based compensation expense	9,336	6,230
Amortization of acquired intangible assets	3,727	—
Deferred income taxes	4,304	370
Tax benefit from employee stock-based awards	1,981	2,741
Excess tax benefit from employee stock-based awards	(1,814)	(2,741)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(3,347)	(6,974)
Inventory	(3,014)	(9,450)
Prepaid expenses and other current assets	(1,934)	(839)
Accounts payable	9,193	9,192
Other accrued liabilities	(6,945)	2,379

Net cash provided by operating activities	30,897	15,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,996)	(2,684)
Purchase of marketable securities	(86,892)	(45,076)
Maturities of marketable securities	46,877	36,554
Proceeds from disposal of assets held for sale from acquisition	1,700	—

Net cash used in investing activities	(42,311)	(11,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	11,850	8,467
Excess tax benefits from employee stock-based awards	1,814	2,741

Net cash provided by financing activities	13,664	11,208

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,250	15,869
CASH AND CASH EQUIVALENTS, Beginning of period	98,383	75,425

CASH AND CASH EQUIVALENTS, End of period	$100,633	$91,294

Supplemental cash flow information:
Unpaid property and equipment additions	$1,060	$510

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

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2006 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company reclassified certain amounts reported in the previous period to conform to the current period presentation.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006 included in its annual report on Form 10-K, as filed on March 1, 2007 with the SEC. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future periods.

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

	Six Months Ended June 30,
	2007	2006
Beginning balance	$1,258	$1,161
Additions related to current period sales	2,034	649
Warranty costs incurred in the current period	(465)	(173)
Adjustments to accruals related to prior period sales	(543)	(567)

Ending balance	$2,284	$1,070

Income Taxes – Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized a $342,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of accumulated deficit.

Recent Accounting Pronouncement – In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments should be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We are currently evaluating the effect that adoption of EITF 07-3 will have on our consolidated financial statements.

3. Inventory

Inventory consists of (in thousands):

	June 30, 2007	December 31, 2006
Finished goods	$13,190	$11,392
Work-in-process	8,943	10,234
Raw materials	6,758	4,253

Total	$28,891	$25,879

4. Goodwill and Acquired Intangible Assets

The Company added goodwill of $741,000 and $58,272,000 in the six months ended June 30, 2007 and the year ended December 31, 2006, respectively, related to the acquisitions of Attansic Technology Corporation and ZyDAS Technology Corporation. The carrying amounts of the acquired intangible assets are as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$21,110	$(4,076)	$17,034	$21,110	$(1,106)	$20,004
Customer relationships	2,091	(564)	1,527	2,442	(176)	2,266
Covenant not-to-compete	1,277	(312)	965	1,277	(102)	1,175

Total	$24,478	$(4,952)	$19,526	$24,829	$(1,384)	$23,445

Amortization expense for intangible assets for the three and six months ended June 30, 2007 was $1,789,000 and $3,568,000, respectively. The Company had no amortization expense for intangible assets for the three and six months ended June 30, 2006. At June 30, 2007 estimated amortization expense for the remainder of fiscal 2007, and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2007 (remainder)	$3,578
2008	6,949
2009	5,852
2010	3,147

Total	$19,526

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	June 30, 2007	December 31, 2006
Accrued customer incentives	$18,224	$23,073
Accrued compensation and benefits	7,558	9,060
Other liabilities	14,919	14,725

Total	$40,701	$46,858

6. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”), 2004 Stock Incentive Plan (the “2004 Plan”) and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Company’s 2006 annual report on Form 10-K filed on March 1, 2007.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 include compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“ SFAS 123”). For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize deferred stock compensation expense following the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). The Company recognizes these compensation costs for stock awards granted prior to January 1, 2006 using the graded vesting method, and for stock awards granted after December 31, 2005 on a straight-line basis, over the requisite service period of the awards, which is generally the option vesting term of four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated expense recognition compared to the straight-line method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value in accordance with the provisions of SFAS 123R.

The cost of restricted stock awards granted under the 2004 Plan, determined based on the fair market value of the shares at the date of grant, is expensed on a graded vesting method for grants issued prior to January 1, 2006 and on a straight-line basis for restricted stock awards issued after December 31, 2005.

The grant date fair value of restricted stock units granted under the 2004 Plan is expensed on a straight-line basis for those grants issued after December 31, 2005. There were no restricted stock unit grants prior to January 1, 2006.

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

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and six months ended June 30, 2007 and 2006:

Option Plan Shares	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Estimated life (in years)	4.8	4.7	4.8	4.2
Expected volatility	50%	53%	51%	45%
Risk-free interest rate	4.5%	4.8%	4.7%	4.5%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$14.22	$11.79	$12.68	$7.75

ESPP Plan Shares	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	46%	32%	46%	32%
Risk-free interest rate	5.2%	4.4%	5.2%	4.4%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$6.29	$2.92	$6.29	$2.92

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$121	$105	$246	$223
Research and development	2,654	1,764	5,650	3,454
Sales and marketing	1,054	814	2,095	1,491
General and administrative	743	574	1,441	1,062

	$4,572	$3,257	$9,432	$6,230

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At June 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $45,428,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s stock incentive plans for the six months ended June 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,551	$9.54
Granted	1,413	26.23
Exercised	(1,476)	5.95
Forfeitures and cancellations	(200)	16.59

Outstanding at June 30, 2007	9,288	$12.49	6.35	$170,666

Vested and expected to vest at June 30, 2007	7,523	$12.49	6.35	$138,017

Exercisable at June 30, 2007	4,020	$7.36	5.62	$94,373

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 9,013,000 options that were in-the-money at June 30, 2007. During the three and six month periods ended June 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $31,212,000 and $45,241,000, respectively, determined as of the date of option exercise. As of June 30, 2007, we had 1,957,000 authorized shares available for future issuance under all of our stock incentive plans.

The following table summarizes the Company’s restricted stock award activity for the six months ended June 30, 2007 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2007	63	$17.22	989	$19.35
Granted	—	—	76	24.43
Vested	(28)	13.98	(92)	18.60
Forfeited	—	—	(22)	18.43

Nonvested stock at June 30, 2007	35	$18.04	951	$19.86

7. Income Taxes

As of January 1, 2007, the Company had approximately $21,181,000 of unrecognized tax benefits, a substantial portion of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $2,144,000 for the six months ended June 30, 2007. Because of net operating loss carryforwards, substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company's 2007 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to certain discrete tax benefits received from employee stock incentive and stock purchase plans during the first half of 2007.

8. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (numerator)	$9,282	$6,753	$16,881	$13,567

Denominator for basic net income per share:
Weighted average shares outstanding	55,601	51,659	55,178	51,108
Weighted average shares subject to repurchase	(58)	(113)	(66)	(113)

Shares used to calculate basic net income per share	55,543	51,546	55,112	50,995
Effect of dilutive securities (denominator):
Common stock options and warrants	3,510	3,788	3,532	3,851
Shares subject to repurchase	58	113	66	113

Shares used to calculate diluted net income per share	59,111	55,447	58,710	54,959

Basic net income per share	$0.17	$0.13	$0.31	$0.27

Diluted net income per share	$0.16	$0.12	$0.29	$0.25

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 1,754,000 and 449,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended June 30, 2007 and 2006, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 1,714,000 and 265,000 shares of the Company’s common stock were excluded from the net income per share calculation in the six months ended June 30, 2007 and 2006, respectively, as their effect would be antidilutive.

9. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Taiwan	49%	59%	51%	58%
China	41	31	41	32
United States	2	1	1	1
Other	8	9	7	9

Total	100%	100%	100%	100%

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Hon Hai Precision Industry Co., Ltd.	28%	14%	26%	15%
Cameo Communications, Inc.	*	13	*	11
UTStarcom, Inc.	*	11	*	12
Askey Computer Corporation	*	11	*	11

Customers representing greater than 10% of net accounts receivable are as follows:

	June 30, 2007	December 31, 2006
Hon Hai Precision Industry Co., Ltd.	26%	36%
Flextronics Technology, Ltd.	*	11

*	less than 10% in the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers (IEEE) family of wireless local area networking (WLAN) standards, including the 802.11b, 802.11g and 802.11a standards and the draft 802.11n standard. We have a broad base of leading personal computer original equipment manufacturer (PC OEM) customers, including Acer, Apple, ASUSTek, Fujitsu, Fujitsu-Siemens, HP, NEC, Samsung, Sony and Toshiba and networking equipment manufacturers, including 2Wire, Belkin, Buffalo, Cisco Systems, D-Link, Linksys, NEC AT, NETGEAR, TP-Link, Wistron and Zyxel, as well as other consumer electronics customers.

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

In August 2006, we expanded our product portfolio with the addition of low-cost, universal serial bus (USB) solutions for WLAN which we obtained through our acquisition of ZyDAS Technology Corporation. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions and in conjunction with the acquisition, they became the Atheros Taiwan Development Center. Under the terms of the share purchase agreement, we paid an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration in September 2007 upon attaining certain defined milestones. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we acquired 87.7% of the outstanding shares of Attansic Technology Corporation, a privately held Taiwan-based fabless integrated circuit design company, specializing in gigabit and fast Ethernet integrated circuit solutions, as well as power management products. Under the terms of the share purchase agreement, we paid an aggregate of approximately $62.4 million in cash and stock. We intend to acquire the remainder of Attansics’ capital stock as soon as practicable for approximately $8.7 million in cash, which was included in the $71.1 million purchase price under the terms of the acquisition agreement at the time of the first closing. In December 2006, we began shipping the Ethernet solutions acquired from Attansic for personal computers applications. Our Ethernet solutions are integrated into personal computer LAN-on-motherboards (LOM), by supplying Gigabit Ethernet network interface card (NIC) and physical layer (PHY) products for LOMs. In January 2007, we sold certain assets related to the legacy power management business of Attansic to a third party. The results of operations for Attansic have been included in our consolidated statements of operations since the date of acquisition.

Revenue. Our revenue is derived primarily from the sale of WLAN chipset products, PAS chip products, Ethernet chip solutions, and to a lesser extent from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers (OEMs) utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicard and other integrated circuit card products. OEMs primarily utilize our Ethernet chip solutions to implement local area network (LAN) functionality on personal computers. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers (ODMs) to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

In the six months ended June 30, 2007, Hon-Hai Precision Industry Co., Ltd. accounted for 26% of our net revenue. In the six months ended June 30, 2006, Hon-Hai Precision Industry Co., UTStarcom, Inc., Cameo Communications, Inc. and Askey Computer Corporation accounted for 15%, 12%, 11% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 98% of our net revenue in both the six months ended June 30, 2007 and 2006. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs, writedowns to state inventory at the lower of cost or market caused by product obsolescence and transitions and reversals to inventory writedowns when actual demand exceeds expectations due to the sale of this inventory to customers. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	50	51	51	51

Gross profit	50	49	49	49
Operating expenses:
Research and development	24	25	24	25
Sales and marketing	9	9	9	9
General and administrative	5	5	5	5
Amortization of acquired intangible assets	2	—	2	—

Total operating expenses	40	39	40	39

Income from operations	10	10	9	10
Interest income, net	2	3	3	3
Provision for income taxes	(3)	(4)	(3)	(3)

Net income	9%	9%	9%	10%

Comparison of Three and Six Months Ended June 30, 2007 and 2006

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Net revenue	$100,808	$73,193	38%	$196,326	$134,277	46%

The increase in net revenue for the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to the increased volume of chipsets shipped as a result of further acceptance of our products and in particular, additional market demand for wireless networking products and the introduction of our Ethernet products, offset partially by reduced demand for our PAS products. As a result, the total number of chipsets shipped more than doubled in the first half of 2007 compared to the first half of 2006. The increase in chipsets shipped was partially offset by a decrease in the average selling price as we introduced products with lower average selling price and competitively priced our existing chipsets to aggressively pursue market share.

Gross Profit

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Gross profit	$49,949	$35,820	39%	$95,551	$65,238	46%
% of net revenue	50%	49%		49%	49%

Gross profit as a percentage of revenue in the three and six months ended June 30, 2007 was similar to the comparable periods of 2006, as favorable changes in product mix offset declines in average selling prices. Gross profit increased during the three and six months ended June 30, 2007 over comparable periods in 2006 as we shipped increased volumes of products with higher average selling prices, such as advanced WLAN technology chipsets. Additionally, our gross profit as a percentage of revenue increased as the higher volume of chipset shipments provided supply chain efficiencies, which reduced the cost of those products. These increases to our gross profit as a percentage of revenue were offset by declines resulting from a decreased concentration of our higher margin PAS products, and the introduction of our lower margin Ethernet products in 2007. We expect our gross margins to decrease in the third quarter of 2007 based on anticipated changes in the product mix and lower average selling prices.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Research and development	$24,628	$17,902	38%	$48,234	$33,431	44%
% of net revenue	24%	25%		24%	25%

The increase in research and development expenses during the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was partly due to an increase in compensation-related costs of $4.9 million related to a 77% increase in the number of employees engaged in research and development activities at the end of the periods. The increase in research and development personnel resulted from both normal hiring to support growth of our business and the addition of employees in connection with the ZyDAS and Attansic acquisitions. In addition, there were increases in licensing costs for both software and intellectual property of $881,000, depreciation expense of $320,000 and consulting expenses of $316,000, primarily due to increased chip development efforts for new and existing markets.

The increase in research and development expenses during the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was partly due to an increase in compensation-related costs of $10.9 million, related to a 77% increase in the number of employees engaged in research and development activities at the end of the periods. In addition, there were increases in software expense of $922,000, consulting and outside services of $920,000, depreciation expense of $677,000 and licensing costs for intellectual property of $359,000, primarily due to increased chip development efforts for new and existing markets.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Sales and marketing	$8,891	$6,709	33%	$17,313	$12,358	40%
% of net revenue	9%	9%		9%	9%

The increase in sales and marketing expenses during the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was partly due to an increase in compensation-related costs of $2.0 million, attributable to a 60% increase in the number of employees engaged in sales and marketing activities at the end of the periods.

The increase in sales and marketing expenses during the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was partly due to an increase in compensation-related costs of $4.0 million, attributable to a 60% increase in the number of employees engaged in sales and marketing activities at the end of the periods.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
General and administrative	$4,786	$3,902	23%	$9,513	$6,798	40%
% of net revenue	5%	5%		5%	5%

The increase in general and administrative expenses during the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was partly due to an increase in compensation-related costs of $765,000, primarily attributable to a 72% increase in the number of employees engaged in general and administrative activities at the end of the periods.

The increase in general and administrative expenses during the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was partly due to an increase in compensation-related costs of $1.5 million, primarily attributable to a 72% increase in the number of employees engaged in general and administrative activities at the end of the periods. In addition, professional fees and consulting expenses increased by $672,000, due to increased audit fees, legal costs for patent-related matters and consulting expenses associated with our income tax compliance requirements.

Amortization of Acquired Intangible Assets

During the three and the six months ended June 30, 2007, we recorded $1.8 million and $3.6 million in charges related to the amortization of acquired intangible assets from the ZyDAS and Attansic acquisitions, respectively. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to three years for customer relationships and two to four years for covenants not-to-compete.

Interest Income, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Interest income, net	$2,770	$2,188	27%	$5,262	$4,004	31%
% of net revenue	2%	3%		3%	3%

During the three months and six months ended June 30, 2007 we experienced increased interest income, compared to the similar periods in 2006, primarily due to a $30.1 million increase in cash, cash equivalents and marketable securities from June 30, 2006 to June 30, 2007, primarily resulting from the generation of working capital from operations and the exercise of employee stock options, partially offset by $52.1 million in cash paid in conjunction with the acquisitions of ZyDAS and the initial 87.7% of Attansic. In addition, yields achieved on our investment portfolio have increased in the three and six months ended June 30, 2007 over the same period in 2006.

Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Provision for income taxes	$3,343	$2,742	22%	$5,304	$3,088	72%
% of net revenue	3%	4%		3%	3%

Our effective tax rate of 26.5% for the three months ended June 30, 2007 was lower than the 28.9% for the three months ended June 30, 2006 primarily due to the extension of the U.S. research and development credit benefit. Our effective tax rate of

23.9% for the six months ended June 30, 2007 was higher compared to 18.5% for the six months ended June 30, 2006, primarily due to the realization of $1.4 million of previously reserved deferred tax assets such as net operating loss carryforwards and credits during the first quarter of 2006. Our 2007 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to certain discrete tax benefits received from employee stock incentive and stock purchase plans during the first half of 2007.

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

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2007, consisted of cash, cash equivalents and marketable securities of $228.2 million, and our revolving credit facility, under which $8.6 million was available to borrow. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment which reduced the amount available to borrow under this credit facility from $10.0 million to $8.6 million. The revolving credit facility was renewed in March 2007 and expires on March 27, 2008.

Operating Activities. Our operating activities provided $30.9 million of cash for the six months ended June 30, 2007 compared to $15.9 million for the six months ended June 30, 2006. Cash flow from operating activities for the six months ended June 30, 2007 resulted primarily from net income of $16.9 million, non-cash stock-based compensation of $9.3 million, an increase in accounts payable of $9.2 million, related to increases in inventory and the timing of payments to vendors, an increase in deferred income taxes of $4.3 million due to increased stock option exercise activity and amortization of intangible assets acquired in the ZyDAS and Attansic acquisitions of $3.7 million. These changes were partially offset by a decrease in other accrued liabilities of $6.9 million primarily related to the timing of incentive payments to our customers, an increase in accounts receivable of $3.3 million related to increased revenue and the timing of customer payments and an increase in inventory of $3.0 million to support increased demand for our products.

Cash flow from operations for the six months ended June 30, 2006 resulted from net income of $13.6 million, an increase in accounts payable of $9.2 million related to increases in inventory, stock based compensation of $6.2 million relating to new and existing issuances of stock options and restricted stock, and an increase in other accrued liabilities of $2.4 million primarily relating to product warranty reserves These changes were partially offset by an increase in inventory of $9.5 million due to an inventory rise to meet increased future demand and an increase in accounts receivable of $7.0 million due to increased revenue and timing of customer payments.

Investing Activities. Our investing activities used $42.3 million in the six months ended June 30, 2007, and $11.2 million in the six months ended June 30, 2006. Our investing activities primarily consisted of the purchase and maturities of marketable securities, purchases of property and equipment and the sale of assets held for sale from acquisitions.

Capital expenditures were $4.0 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively. The capital expenditures within the six months period ended June 30, 2007 primarily consisted of tenant improvements for new leased facilities in Santa Clara, California, Taiwan and India, and computer and test equipment purchases. The capital expenditures during the six months period ended June 30, 2006 primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth including further expansion of our leased facilities.

Financing Activities. Our financing activities provided cash of $13.7 million and $11.2 million in the six months ended June 30, 2007 and 2006, respectively. The cash provided in these periods primarily related to the issuance of common stock under our employee stock option and stock purchase plans and the estimated excess tax benefits arising from stock compensation in 2007 pursuant to our adoption of SFAS 123R.

We expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development, but also in sales and marketing and general and administrative expenses, for the foreseeable future in order to execute our business strategy.

We believe that research and development is essential to expanding our core technologies and product offerings. Our research and development expenses were $48.2 million in the six months ended June 30, 2007, and $71.1 million, $47.8 million and $42.7 million in the years ended December 31, 2006, 2005 and 2004, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses and planned capital expenditures with operating cash flows, cash and cash equivalents and marketable securities.

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

In August 2006, we acquired ZyDAS for an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. In December 2006, we acquired 87.7% of the outstanding shares of Attansic. Under the terms of the agreement, the acquisition price was $71.1 million at the time of the first closing. The purchase price included $62.4 million consisting of $37.6 million in cash and $24.8 million in our common stock which closed in December 2006 and we intend to acquire the remainder of Attansic capital stock as soon as practicable for approximately $8.7 million in cash. We may enter into arrangements in the future with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

As of June 30, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements that apply to us are discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments should be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF 07-3 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We maintain an investment portfolio that has market risk exposure. The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of June 30, 2007, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, market auction preferred stock and U.S. government securities.

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

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The following risk factors represent material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, and should be read in conjunction with such risk factors. The risks and uncertainties described below and in the Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we are in the process of implementing enhanced information systems to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

We are entering the Bluetooth semiconductor market through our new products, and if we are not successful in this market or we do not develop and expand our customer base, our future results may be harmed.

Our future success will depend in part upon the success of our recently announced Bluetooth products, and we face a number of risks in connection with these products, including those described in the risk factors in this report. If our customers choose not to incorporate our Bluetooth products into a significant number of their products or do not effectively market their products that incorporate our Bluetooth products, we will not be successful in selling these products. In addition we have no control over our customers' schedules for launching their products, and launches of products using our Bluetooth products may be delayed from our expectations. Any such delay by our customers would delay revenues for our Bluetooth products and could adversely affect our quarterly and annual operating results. If we do not add customers for our Bluetooth products and substantially increase our sales of these products in the future, we will not be successful in this market and our future results will be harmed. The market for Bluetooth semiconductors is highly competitive and our competitors have substantially more experience in this market. If these products are not successful, our future growth would be adversely affected and our future results harmed.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 22, 2007. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of three (3) Class I directors to serve for a three-year term until the 2010 annual meeting of stockholders. The results of the voting were as follows:

a. Craig H. Barratt

Number of shares voted FOR	48,433,529
Number of shares WITHHOLDING AUTHORITY	553,827

b. Marshall L. Mohr

Number of shares voted FOR	48,431,950
Number of shares WITHHOLDING AUTHORITY	555,406

c. Andrew S. Rappaport

Number of shares voted FOR	47,194,807
Number of shares WITHHOLDING AUTHORITY	1,792,549

The other directors whose terms of office as directors have continued after the annual meeting are:

John L. Hennessy, Teresa Meng and Willy Shih.

2. Ratification of the appointment of Deloitte & Touche LLP, as the independent registered public accounting firm of Atheros Communications, Inc. for the fiscal year ending December 31, 2007. The results of the voting were as follows:

Number of shares voted FOR	47,797,972
Number of shares voted AGAINST	1,174,148
Number of shares ABSTAINING	15,236
Number of Broker Non-Votes	—

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007

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