Form 10-Q
period 2007-09-30
ATHEROS COMMUNICATIONS INC
filed 2007-11-06
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, 56,790,333 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$133,203	$98,383
Short-term marketable securities	82,371	87,523
Accounts receivable, net	54,715	46,016
Inventory	30,246	25,879
Prepaid expenses, deferred income taxes and other current assets	11,301	10,645

Total current assets	311,836	268,446
Property and equipment, net	12,778	8,994
Long-term marketable securities	32,730	—
Goodwill	60,329	58,272
Acquired intangible assets, net	17,737	23,445
Deferred income taxes and other assets	11,858	4,901

Total assets	$447,268	$364,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,534	$17,123
Accrued and other current liabilities	46,552	46,858

Total current liabilities	74,086	63,981
Deferred income taxes and other long-term liabilities	38,119	19,135
Commitments and contingencies
Stockholders’ equity:
Common stock	347,202	319,424
Accumulated other comprehensive loss	51	(81)
Accumulated deficit	(12,190)	(38,401)

Total stockholders’ equity	335,063	280,942

Total liabilities and stockholders’ equity	$447,268	$364,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$106,307	$79,608	$302,633	$213,885
Cost of goods sold	54,048	41,942	154,823	110,981

Gross profit	52,259	37,666	147,810	102,904

Operating expenses:
Research and development	25,772	18,314	74,006	51,745
Sales and marketing	9,508	7,374	26,821	19,732
General and administrative	5,864	4,237	15,377	11,035
Amortization of acquired intangible assets and acquired in-process research and development	1,790	889	5,358	889

Total operating expenses	42,934	30,814	121,562	83,401

Income from operations	9,325	6,852	26,248	19,503
Interest income, net	3,064	2,319	8,326	6,323

Income before income taxes	12,389	9,171	34,574	25,826
Income tax provision	2,718	2,850	8,022	5,938

Net income	$9,671	$6,321	$26,552	$19,888

Basic net income per share	$0.17	$0.12	$0.48	$0.39

Shares used in computing basic net income per share	56,218	52,107	55,481	51,331

Diluted net income per share	$0.16	$0.11	$0.45	$0.36

Shares used in computing diluted net income per share	59,576	55,423	58,999	55,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,552	$19,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,859	2,293
Stock-based compensation expense	15,142	9,518
Amortization of acquired intangible assets	5,516	1,298
Deferred income taxes	5,924	1,549
Tax benefit from employee stock-based awards	3,088	4,408
Excess tax benefit from employee stock-based awards	(2,663)	(4,408)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(8,668)	(15,236)
Inventory	(4,220)	(7,532)
Prepaid expenses and other current assets	(2,193)	(2,086)
Accounts payable	9,563	3,354
Other accrued liabilities	(2,795)	10,638

Net cash provided by operating activities	49,105	23,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	—	(16,598)
Purchase of property and equipment, net	(6,826)	(3,846)
Purchase of marketable securities	(103,933)	(68,450)
Maturities of marketable securities	76,487	61,299
Proceeds from disposal of assets held for sale from acquisition	2,000	—

Net cash used in investing activities	(32,272)	(27,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15,324	9,126
Excess tax benefits from employee stock-based awards	2,663	4,408

Net cash provided by financing activities	17,987	13,534

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,820	9,623
CASH AND CASH EQUIVALENTS, Beginning of period	98,383	75,425

CASH AND CASH EQUIVALENTS, End of period	$133,203	$85,048

Supplemental cash flow information:
Unpaid property and equipment additions	$1,077	$701

Common stock issued in connection with acquisition	$—	$7,257

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006 included in its annual report on Form 10-K, as filed on March 1, 2007 with the SEC. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2006.

Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The Company believes that the carrying amounts of the financial instruments approximate their respective fair market values due to their short maturities. When there is no readily available market data, fair value estimates may be made by management, which may not necessarily represent the amounts that could be realized in a current or future transaction with these assets.

Marketable Securities - Marketable securities are classified as available for sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because of the intent to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program. When the Company finds that a readily available market does not currently exist for the securities, the Company classifies these securities as long term due to the potential inability of the securities being sold within a year from the current balance sheet date. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for the accretion of discounts to maturity.

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

	Nine Months Ended September 30,
	2007	2006
Beginning balance	$1,258	$1,161
Additions related to current period sales	3,240	1,393
Warranty costs incurred in the current period	(1,040)	(325)
Adjustments to accruals related to prior period sales	(961)	(1,059)

Ending balance	$2,497	$1,170

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

Recent Accounting Pronouncements – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which permits an entity to measure certain financial assets and financial liabilities at fair value requiring that unrealized gains and losses be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments should be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. Management is currently evaluating the effect that adoption of EITF 07-3 will have on its consolidated financial statements.

3. Inventory

Inventory consists of (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$12,362	$11,392
Work-in-process	10,717	10,234
Raw materials	7,167	4,253

Total	$30,246	$25,879

4. Goodwill and Acquired Intangible Assets

The Company added goodwill of $2,057,000 and $58,272,000 in the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively, related to the acquisitions of Attansic Technology Corporation and ZyDAS Technology Corporation. The carrying amounts of the acquired intangible assets are as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$21,110	$(5,561)	$15,549	$21,110	$(1,106)	$20,004
Customer relationships	2,091	(764)	1,327	2,442	(176)	2,266
Covenant not-to-compete	1,277	(416)	861	1,277	(102)	1,175

Total	$24,478	$(6,741)	$17,737	$24,829	$(1,384)	$23,445

Amortization expense for intangible assets for the three and nine months ended September 30, 2007 was $1,790,000 and $5,358,000, respectively. Amortization expense for intangible assets for both the three and nine months ended September 30, 2006 was $489,000. At September 30, 2007 estimated amortization expense for the remainder of fiscal 2007, and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2007 (remainder)	$1,789
2008	6,949
2009	5,783
2010	3,216

Total	$17,737

5. Long-Term Marketable Securities

The Company has classified $32,730,000 of its marketable securities as long-term based on its assessment of the current liquidity of these securities. These marketable securities are carried at par value which approximates their fair value. All of these marketable securities have credit ratings from AA to AAA.

6. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2007	December 31, 2006
Accrued customer incentives	$16,948	$23,073
Accrued compensation and benefits	11,773	9,060
Other liabilities	17,831	14,725

Total	$46,552	$46,858

7. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”), 2004 Stock Incentive Plan (the “2004 Plan”) and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Company’s 2006 annual report on Form 10-K filed on March 1, 2007.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective application method. Accordingly, results for prior periods have not been restated. Under the modified prospective application method, stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 include compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“ SFAS 123”). For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to amortize deferred stock compensation expense following the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). The Company recognizes these compensation costs for stock awards granted prior to January 1, 2006 using the graded vesting method, and for stock awards granted after December 31, 2005 on a straight-line basis, over the requisite service period of the awards, which is generally the option vesting term of four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated expense recognition compared to the straight-line method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value in accordance with the provisions of SFAS 123R.

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

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and nine months ended September 30, 2007 and 2006:

Option Plan Shares

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Estimated life (in years)	4.8	4.7	4.8	4.3
Expected volatility	46%	53%	50%	47%
Risk-free interest rate	4.9%	5.1%	4.7%	4.6%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$13.51	$8.38	$12.79	$7.88

ESPP Plan Shares

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	46%	32%	46%	32%
Risk-free interest rate	5.2%	4.4%	5.2%	4.4%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$6.29	$2.92	$6.29	$2.92

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$146	$106	$391	$329
Research and development	3,457	1,799	9,011	5,253
Sales and marketing	1,353	820	3,443	2,311
General and administrative	850	563	2,297	1,625

	$5,806	$3,288	$15,142	$9,518

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At September 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $57,722,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended September 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,551	$9.54
Granted	1,651	26.77
Exercised	(1,868)	6.56
Forfeitures and cancellations	(291)	18.11

Outstanding at September 30, 2007	9,043	$13.02	6.20	$153,660

Vested and expected to vest at September 30, 2007	8,140	$12.53	6.13	$142,596

Exercisable at September 30, 2007	4,289	$8.08	5.47	$93,986

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 8,673,000 options that were in-the-money at September 30, 2007. During the three and nine month periods ended September 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $39,768,000 and $85,009,000, respectively, determined as of the date of option exercise. As of September 30, 2007, we had 1,161,000 authorized shares available for future issuance under all of our stock incentive plans.

The following table summarizes the Company’s restricted stock award activity for the nine months ended September 30, 2007 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2007	63	$17.22	989	$19.35
Granted	—	—	733	28.91
Vested	(36)	14.53	(161)	19.47
Forfeited	—	—	(32)	18.71

Nonvested stock at September 30, 2007	27	$18.77	1,529	$23.93

8. Income Taxes

As of January 1, 2007, the Company had approximately $21,181,000 of unrecognized tax benefits, a substantial portion of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $3,400,000 for the nine months ended September 30, 2007. Because of net operating loss carry forwards, substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company’s 2007 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to certain discrete tax benefits received from employee stock incentive and stock purchase plans during the nine months ended September 30, 2007.

9. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (numerator)	$9,671	$6,321	$26,552	$19,888

Denominator for basic net income per share:
Weighted average shares outstanding	56,265	52,318	55,541	51,477
Weighted average shares subject to repurchase	(47)	(211)	(60)	(146)

Shares used to calculate basic net income per share	56,218	52,107	55,481	51,331
Effect of dilutive securities (denominator):
Common stock options and warrants	3,311	3,105	3,458	3,637
Shares subject to repurchase	47	211	60	146

Shares used to calculate diluted net income per share	59,576	55,423	58,999	55,114

Basic net income per share	$0.17	$0.12	$0.48	$0.39

Diluted net income per share	$0.16	$0.11	$0.45	$0.36

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 1,867,000 and 1,854,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended September 30, 2007 and 2006, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 1,741,000 and 795,000 shares of the Company’s common stock were excluded from the net income per share calculation in the nine months ended September 30, 2007 and 2006, respectively, as their effect would be antidilutive.

10. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Taiwan	49%	53%	50%	56%
China	36	33	39	32
United States	1	1	1	1
Other	14	13	10	11

Total	100%	100%	100%	100%

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hon Hai Precision Industry Co., Ltd.	25%	18%	26%	16%
Cameo Communications, Inc.	10	*	*	*
UTStarcom, Inc.	*	*	*	11

Customers representing greater than 10% of net accounts receivable are as follows:

	September 30, 2007	December 31, 2006
Hon Hai Precision Industry Co., Ltd.	30%	36%
Cameo Communications, Inc.	11	*
Flextronics Technology, Ltd.	*	11

*	less than 10% in the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our acquisition of Attansic Technology Corporation’s remaining capital stock, our expectations regarding our average selling prices, the growth of our business, our strategy regarding new markets, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by ODMs through to OEMs outside Asia, our expenses, cost of goods sold and gross margins, our deferred tax assets, development of new products, expanding our core technologies, expanding our sales and marketing efforts, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our acquisition and investment strategy, expansion of our workforce and anticipated resources required to support our expansion, market risk sensitive instruments, foreign currency exchange risk sensitive instruments, our auction rate securities, our potential legal proceedings, our disclosure controls and procedures and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, our ability to successfully complete our acquisitions and integrate these businesses, and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of highly integrated semiconductor system solutions for communications products. We combine our systems expertise with high-performance radio frequency (RF) mixed signal and digital semiconductor design skills to provide highly integrated chipset solutions that are manufacturable on low-cost, standard complementary metal-oxide semiconductor (CMOS) processes.

We provide a comprehensive portfolio of multi-chip and single chip products ranging from entry-level wireless networking products for the home and small office markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions are used in a variety of applications in the personal computer, enterprise access, small office and branch office networking, home networking, hotspot, wireless broadband gateways, voice, mobile computing devices, and consumer electronics markets supporting the Institute of Electrical and Electronics Engineers (IEEE) family of wireless local area networking (WLAN) standards, including the 802.11b, 802.11g and 802.11a standards and the draft 802.11n standard. We have a broad base of leading personal computer original equipment manufacturer (PC OEM) customers, including Acer, Apple, ASUSTek, Fujitsu, Fujitsu-Siemens, HP, Lenovo, NEC, Sony and Toshiba and networking equipment manufacturers, including 2Wire, 3COM, Aruba, Belkin, Buffalo, Cisco Systems, D-Link, Linksys, NEC AT, NETGEAR, TP-Link, Wistron and Zyxel, as well as other consumer electronics customers.

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

In August 2006, we expanded our product portfolio with the addition of low-cost, universal serial bus (USB) solutions for WLAN which we obtained through our acquisition of ZyDAS Technology Corporation. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions and in conjunction with the acquisition, they became the Atheros Taiwan Development Center. Under the terms of the share purchase agreement, we paid an aggregate of approximately $26.0 million in cash and stock at closing. Effective September 1, 2007, certain milestones were achieved and we therefore agreed to pay additional consideration and other payments of $2.4 million. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we acquired 87.7% of the outstanding shares of Attansic Technology Corporation, a privately held Taiwan-based fabless integrated circuit design company, specializing in gigabit and fast Ethernet integrated circuit solutions, as well as power management products. Under the terms of the share purchase agreement, we paid an aggregate of approximately $62.4 million in cash and stock. We intend to acquire the remainder of Attansics’ capital stock as soon as practicable for approximately $8.7 million in cash, which was included in the $71.1 million purchase price under the terms of the acquisition agreement at the time of the first closing. In December 2006, we began shipping the Ethernet solutions acquired from Attansic for personal computers applications. Our Ethernet solutions are integrated into personal computer LAN-on-motherboards (LOM), by supplying Gigabit Ethernet network interface card (NIC) and physical layer (PHY) products for LOMs. In April 2007, we announced our first 10/100 Fast Ethernet switch product, which supports a wide array of wired and wireless networking applications, targeted at wireless routers, broadband gateways and gaming applications. In January 2007, we sold certain assets related to the legacy power management business of Attansic to a third party. The results of operations for Attansic have been included in our consolidated statements of operations since the date of acquisition.

Revenue. Our revenue is derived primarily from the sale of WLAN chipset products, Ethernet chip solutions, PAS chip products and to a lesser extent from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers (OEMs) utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicard and other integrated circuit card products. OEMs primarily utilize our Ethernet chip solutions to implement local area network (LAN) functionality on personal computers. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers (ODMs) to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s wireless system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

In the nine months ended September 30, 2007, Hon-Hai Precision Industry Co., Ltd. accounted for 26% of our net revenue. In the nine months ended September 30, 2006, Hon-Hai Precision Industry Co. Ltd. and UTStarcom, Inc. accounted for 16% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 97% and 98% of our net revenue in the nine months ended September 30, 2007 and 2006, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs, write downs to state inventory at the lower of cost or market caused by product obsolescence and transitions and reversals to inventory write downs when actual demand exceeds expectations due to the sale of this inventory to customers. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, temporary support staff, professional fees and charges related to allowance for doubtful accounts and allocated occupancy costs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and there have been no material changes with the exception of those listed below.

Fair Value of Financial Instruments - Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. We believe that the carrying amounts of the financial instruments approximate their respective fair market values due to their short maturities. When there is no readily available market data, fair value estimates may be made by us, which may not necessarily represent the amounts that could be realized in a current or future transaction with these assets.

Marketable Securities - Marketable securities are classified as available for sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity. We view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity dates may be one year or more beyond the current balance sheet date, because of the intent to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program. When we find that a readily available market does not currently exist for the securities, we classify these securities as long term due to the potential inability of the securities being sold within a year from the current balance sheet date. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for the accretion of discounts to maturity.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position, as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	51	53	51	52

Gross profit	49	47	49	48
Operating expenses:
Research and development	24	23	24	24
Sales and marketing	9	9	9	9
General and administrative	5	5	5	5
Amortization of acquired intangible assets and acquired in-process research and development	2	1	2	1

Total operating expenses	40	38	40	39

Income from operations	9	9	9	9
Interest income, net	3	3	3	3
Provision for income taxes	(3)	(4)	(3)	(3)

Net income	9%	8%	9%	9%

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Net revenue	$106,307	$79,608	34%	$302,633	$213,885	41%

The increase in net revenue for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to the increased volume of chipsets shipped. This increase was a result of further acceptance of our products and, in particular, additional market demand for our wireless networking and Ethernet products, offset partially by reduced demand for our PAS products. As a result, the total number of chipsets shipped more than doubled in the first nine months of 2007 compared to the first nine months of 2006. The increase in revenue generated by the shipment of our chipsets shipped was partially offset by a decrease in the average selling price of our products as we introduced products with lower average selling price and competitively priced our existing chipsets to aggressively pursue market share.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Gross profit	$52,259	$37,666	39%	$147,810	$102,904	44%
% of net revenue	49%	47%		49%	48%

Gross profit as a percentage of revenue in the three and nine months ended September 30, 2007 increased from the comparable periods of 2006, as favorable changes in product mix offset declines in average selling prices. Gross profit dollars increased during the three and nine months ended September 30, 2007 over comparable periods in 2006 as we shipped increased volumes of products with higher average selling prices, such as advanced WLAN technology chipsets. Additionally, our gross profit as a percentage of revenue increased as the higher volume of chipset shipments provided supply chain efficiencies and as a result of optimized designs, both helped to reduce product costs. These increases to our gross profit as a percentage of revenue were offset in part by a reduction in the concentration of our higher margin PAS products, and the introduction of our lower margin Ethernet products in 2007. We expect our gross margin percentage to decrease in the fourth quarter of 2007 based on anticipated changes in the product mix and lower average selling prices.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Research and development	$25,772	$18,314	41%	$74,006	$51,745	43%
% of net revenue	24%	23%		24%	24%

The increase in research and development expenses during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was primarily due to an increase in compensation-related costs of $6.0 million, including an increase of $1.7 million related to stock compensation pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). This partly relates to a 44% increase in the number of employees engaged in research and development activities at the end of the periods. The increase in research and development personnel resulted from both normal hiring to support the growth of our business and the addition of employees in connection with the Attansic acquisition. In addition, there were increases in research and development component expenses of $1.1 million due to increased chip development efforts for new and existing markets. These increases were partly offset by a $656,000 decrease in consulting and outside service expenses resulting from the completion of certain projects.

The increase in research and development expenses during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily due to an increase in compensation-related costs of $17.0 million, including an increase of $3.8 million related to stock compensation pursuant to the provisions of SFAS 123R. This partly relates to a 44% increase in the number of employees engaged in research and development activities at the end of the periods. In addition, there were increases in software licensing expense of $1.2 million, depreciation expense of $914,000, research and development component expenses of $640,000 and mask and wafer expenses of $616,000, primarily due to increased chip development efforts for new and existing markets.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Sales and marketing	$9,508	$7,374	29%	$26,821	$19,732	36%
% of net revenue	9%	9%		9%	9%

The increase in sales and marketing expenses during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was primarily due to an increase in compensation-related costs of $2.0 million, including an increase of $533,000 related to stock compensation pursuant to the provisions of SFAS 123R. This partly relates to a 51% increase in the number of employees engaged in sales and marketing activities at the end of the periods.

The increase in sales and marketing expenses during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily due to an increase in compensation-related costs of $6.1 million, including an increase of $1.1 million related to stock compensation pursuant to the provisions of SFAS 123R. This partly relates to a 51% increase in the number of employees engaged in sales and marketing activities at the end of the periods.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
General and administrative	$5,864	$4,237	38%	$15,377	$11,035	39%
% of net revenue	5%	5%		5%	5%

The increase in general and administrative expenses during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was primarily due to an increase in compensation-related costs of $1.1 million, including an increase of $287,000 related to stock compensation pursuant to the provisions of SFAS 123R. This partly relates to a 43% increase in the number of employees engaged in general and administrative activities at the end of the periods.

The increase in general and administrative expenses during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily due to an increase in compensation-related costs of $2.6 million, including an increase of $672,000 related to stock compensation pursuant to the provisions of SFAS 123R. This partly relates to a 43% increase in the number of employees engaged in general and administrative activities at the end of the periods. In addition, there was an increase in consulting and professional fees of $745,000 due to increased audit fees, legal costs for patent-related matters and consulting expenses associated with our income tax compliance requirements.

Amortization of Acquired Intangible Assets

During the three and the nine months ended September 30, 2007, we recorded $1.8 million and $5.4 million in charges related to the amortization of acquired intangible assets from the ZyDAS and Attansic acquisitions, respectively. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to three years for customer relationships and two to four years for covenants not-to-compete.

Interest Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Interest income, net	$3,064	$2,319	32%	$8,326	$6,323	32%
% of net revenue	3%	3%		3%	3%

During the three months and nine months ended September 30, 2007 we experienced increased interest income, compared to the similar periods in 2006, primarily due to a $57.5 million increase in cash, cash equivalents, marketable securities and long-term investments, primarily resulting from the generation of working capital from operations and the exercise of employee stock options. In addition, yields achieved on our investment portfolio increased in the three and nine months ended September 30, 2007 over the same period in 2006.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Provision for income taxes	$2,718	$2,850	5%	$8,022	$5,938	35%
% of net revenue	3%	4%		3%	3%

Our effective tax rate of 21.9% for the three months ended September 30, 2007 was lower than the 31.1% for the three months ended September 30, 2006 primarily due to the extension benefit of the U.S. research and development credit. Our effective tax rates for the nine months ended September 30, 2007 and 2006 were 23.2% and 23.0%, respectively. We recorded a reversal of the valuation allowance against $1.4 million of deferred tax assets in the first quarter of 2006. Our 2007 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to certain discrete tax benefits received from employee stock incentive and stock purchase plans during 2007.

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

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2007, consisted of cash, cash equivalents and marketable securities of $248.3 million, and our revolving credit facility, under which $8.6 million was available to borrow. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment that reduced the amount available to borrow under this credit facility from $10.0 million to $8.6 million. The revolving credit facility was renewed in March 2007 and expires on March 27, 2008.

Operating Activities. Our operating activities provided $49.1 million of cash for the nine months ended September 30, 2007 compared to $23.7 million for the nine months ended September 30, 2006. Cash flow from operating activities for the nine months ended September 30, 2007 resulted primarily from net income of $26.6 million, non-cash stock-based compensation of $15.1 million, an increase in accounts payable of $9.6 million related to increases in inventory and the timing of payments to vendors, an increase in deferred income taxes of $5.9 million due to increased stock option exercise activity and amortization of intangible assets acquired in the ZyDAS and Attansic acquisitions of $5.5 million. These changes were partially offset by an increase in accounts receivable of $8.7 million due to increased revenue and the timing of customer payments and an increase in inventory of $4.2 million to support increased demand for our products.

Cash flow from operations for the nine months ended September 30, 2006 of $23.7 million resulted primarily from net income of $19.9 million, an increase in other accrued liabilities of $11.7 million, primarily related to an increase in rebates and accrued compensation expense related to increased headcount, non-cash stock-based compensation expense of $9.5 million, an increase in accounts payable of $3.4 million related to increases in inventory and timing of vendor payments, depreciation and amortization of $2.3 million and amortization of intangible assets acquired in the ZyDAS acquisition of $1.3 million. These changes were partially offset by an increase in accounts receivable of $15.2 million related to the timing of customer payments, an increase in inventory of $7.5 million to support increased demand for our products and additional prepaid expenses and other assets of $2.1 million related to payroll withholding from employees participating in our Employee Stock Purchase Plan and deposits to secure equipment leased under operating leases.

Investing Activities. Our investing activities used $32.3 million in the nine months ended September 30, 2007, and $27.6 million in the nine months ended September 30, 2006. Our investing activities primarily consisted of the purchase and maturities of marketable securities, purchases of property and equipment, cash paid for acquisitions and the sale of assets held for sale from acquisitions.

Capital expenditures were $6.8 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively. The capital expenditures within the nine months period ended September 30, 2007 primarily consisted of tenant improvements for new leased facilities in Santa Clara, California, China, Taiwan and India, information and enterprise system improvements and computer and test equipment purchases. The capital expenditures during the nine months period ended September 30, 2006 primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth including further expansion of our leased facilities and the further development of our information and enterprise systems.

Financing Activities. Our financing activities provided cash of $18.0 million and $13.5 million in the nine months ended September 30, 2007 and 2006, respectively. The cash provided in these periods primarily related to the issuance of common stock under our employee stock option and stock purchase plans and the estimated excess tax benefits arising from stock compensation in 2007 pursuant to our adoption of SFAS 123R.

We expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development, but also in sales and marketing expenses, for the foreseeable future in order to execute our business strategy.

We believe that research and development is essential to expanding our core technologies and product offerings. Our research and development expenses were $74.0 million in the nine months ended September 30, 2007, and $71.1 million, $47.8 million and $42.7 million in the years ended December 31, 2006, 2005 and 2004, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses and planned capital expenditures with operating cash flows, cash and cash equivalents and marketable securities.

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

In August 2006, we acquired ZyDAS for an aggregate of approximately $26.0 million in cash and stock at closing. Effective September 1, 2007, certain milestones were achieved and we therefore agreed to pay additional consideration and other payments of $2.4 million. In December 2006, we acquired 87.7% of the outstanding shares of Attansic. Under the terms of the agreement, the acquisition price was $71.1 million at the time of the first closing. The purchase price included $62.4 million consisting of $37.6 million in cash and $24.8 million in our common stock which closed in December 2006 and we intend to acquire the remainder of Attansic capital stock as soon as practicable for approximately $8.7 million in cash. We may enter into arrangements in the future with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

As of September 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements that apply to us are discussed elsewhere and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) which permits an entity to measure certain financial assets and financial liabilities at fair value requiring that unrealized gains and losses be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for the Company on January 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

We maintain an investment portfolio that has market risk exposure. The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on the fair value of our investment portfolio or on our interest income. As of September 30, 2007, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, auction rate securities and U.S. government securities.

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

Recent uncertainties in the credit markets have caused us to reevaluate the expected holding period for our existing auction rate securities and created liquidity risks with respect to these investments. Certain of these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. As of September 30, 2007, we have identified approximately $32.7 million of these auction rate securities in our investment portfolio. Credit ratings for these AA and AAA rated investments have not been lowered or put on credit watch. We are currently uncertain as to when the liquidity relating to these investments will improve and we have classified them as long term investments on our balance sheet. We anticipate that our existing $215.6 million of cash resources, exclusive of our holdings in unsuccessful auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan.

We do not currently engage in foreign currency hedging transactions, nor do we believe that we have a material exposure to foreign currency exchange rate risk.

Item 4.	C ontrols and Procedures

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

(b) Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4 above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In September 2007, the Company implemented a new Enterprise Resource Planning (ERP) system. Operation of the ERP system may result in unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. The Company has not completed the required assessment of internal controls over financial reporting for this new system however we anticipate completing this process in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 to be filed with the SEC. ERP systems are highly complex and as a result of the implementation there may be significant changes in our internal controls, processes and procedures in the future. As a result, the operation of the ERP system could cause a material adverse effect on our internal control environment, our business, financial condition and results of operation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 31, 2007, Wi-LAN, Inc. filed two complaints against us and thirteen of our direct and indirect customers in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain Atheros products infringe U.S. patent numbers 5,282,222 and RE37,802. We believe that we have meritorious defenses to such allegations and intend to defend these lawsuits vigorously. However, there can be no assurance that we will be successful in such defense.

On September 11, 2007, ArrayComm LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, ArrayComm alleges that certain Atheros products infringe U.S. patent numbers 5,592,490, 5,642,353, and 5,828,658. We believe that we have meritorious defenses to such allegations and intend to defend this lawsuit vigorously. However, there can be no assurance that we will be successful in such defense.

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

Item 1A.	Risk Factors.

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. This Report should be read in conjunction with such risk factors. The risks and uncertainties described below and in the Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

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

Our future success will depend in part upon the success of our recently announced Bluetooth products, and we face a number of risks in connection with these products, including those described in the risk factors in this report. If our customers choose not to incorporate our Bluetooth products into a significant number of their products or do not effectively market their products that incorporate our Bluetooth products, we will not be successful in selling these products. In addition we have no control over our customers’ schedules for launching their products, and launches of products using our Bluetooth products may be delayed from our expectations. Any such delay by our customers would delay revenues for our Bluetooth products and could adversely affect our quarterly and annual operating results. If we do not add customers for our Bluetooth products and substantially increase our sales of these products in the future, we will not be successful in this market and our future results will be harmed. The market for Bluetooth semiconductors is highly competitive and our competitors have substantially more experience in this market. If these products are not successful, our future growth would be adversely affected and our future results harmed.

Uncertainties in the Credit Markets

As of September 30, 2007, we have a total of $115.1 million in marketable securities. Recent uncertainties in the credit markets have caused us to reevaluate the expected holding period for our existing auction rate securities. Certain of these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. As of September 30, 2007, we have identified approximately $32.7 million of these auction rate securities in our investment portfolio. Credit ratings for these AA and AAA rated investments have not been lowered or put on credit watch. We are currently uncertain as to when the liquidity relating to these investments will improve and we have classified them as long term investments on our balance sheet. We anticipate that our existing $215.6 million of cash resources, exclusive of our holdings in unsuccessful auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan. We continue to monitor the situation, as there is no assurance as to when the market for auction rate securities will allow us to liquidate these investments.

I tem 6.	Exhibits.

Exhibit Number	Description

14.1	Code of Ethics and Business Conduct for Employees, Officers and Directors, as amended and restated on July 17, 2007 (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2007

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
Chief Executive Officer and President
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Vice President and Chief Financial Officer and Secretary
(Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre
Vice President and Chief Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

14.1	Code of Ethics and Business Conduct for Employees, Officers and Directors, as amended and restated on July 17, 2007 (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f), as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.