Form 10-K
period 2007-12-31
ATHEROS COMMUNICATIONS INC
filed 2008-02-28
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,279,802,000 based upon the closing price of $30.84 of such common stock on the NASDAQ Global Select Market on June 29, 2007 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of June 29, 2007 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 15, 2008, there were 58,997,267 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 (as to directors, executive officers and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to beneficial ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2008 Annual Meeting of Stockholders to be held on May 22, 2008.

ATHEROS COMMUNICATIONS, INC.

PART I

Item 1.	Business

When used in this Report, the words “will,” “shall,” “may,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the adoption of the IEEE 802.3 Local Area Network technologies as the standard for wired networking technology, the conversion to Gigabit Ethernet, our growth strategies, the anticipated benefits of our recent acquisition of u-Nav Microelectronics, future price reductions, our dependence on any one third party license, benefits of open source license agreements, qualification of foundries and our foundries’ capacities, our competitive status, our original design manufacturer (ODM) customer base, our sales in Asia and subsequent resales outside of Asia, our dependence on our senior management and our ability to attract and retain key personnel, dependency and concentration of customer base, our employee relations, the benefits of equity compensation and the related charges, current and potential litigation, the effects of government regulations, our compliance with laws and regulations related to our encryption technologies, our participation in wireless standards bodies and the effects of the adoption of standards, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our future office space needs, our expected future operating expenses and expenditure levels for research and development, sales and marketing, and general and administrative expenses, fluctuations in operating results, our future capital expenditures, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, impact of changes in interest rates, future acquisitions of and investments in complimentary businesses, the expected impairment charge in 2008 from the auction-rate securities we hold and the liquidity of those securities, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to successfully integrate our recent acquisitions, our ability to safeguard our intellectual property, uncertainties in the credit markets, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this Report, references to “Atheros,” “we,” “us,” “our” or the “Company” mean Atheros Communications, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Atheros, ETHOS, ORION, ROCm, Super G, Super AG and XSPAN are Atheros trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

We are a leading developer of highly integrated semiconductor system solutions for communication integrated circuit products. We combine our systems and software expertise with our high-performance radio frequency (RF) mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor (CMOS) processes. Our solutions are used by a broad base of customers, including makers of personal computers, networking equipment and consumer electronics devices. Our product portfolio includes Wireless Local Area Network (WLAN), mobile WLAN, Ethernet, Bluetooth, Global Positioning System (GPS) and Personal Access Systems (PAS) technologies.

In August 2006, we acquired ZyDAS Technology Corporation. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions and in conjunction with the acquisition, it became the Atheros Taiwan Development Center. Under the terms of the share purchase agreement, we paid an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we acquired 87.7% of the outstanding shares of Attansic Technology Corporation, a privately held Taiwan-based fabless integrated circuit design company, specializing in Gigabit and Fast Ethernet integrated circuit solutions, as well as power management products. Under the terms of the share purchase agreement, we paid an aggregate of approximately $62.4 million in cash and stock. We acquired the remaining 12.3% of Attansic’s outstanding shares in November 2007 for approximately $8.8 million. In January 2007, we sold certain assets related to the legacy power management business of Attansic to a third party. The results of operations for Attansic have been included in our consolidated statements of operations since December 2006, net of minority interest. Since November 2007, 100% of the results of operations of Attansic have been included in our consolidated statement of operations.

In December 2007, we acquired certain assets and liabilities from u-Nav Microelectronics Corporation, a privately held fabless semiconductor company specializing in GPS chipsets and software that enable mobile location-based products and services. Under the terms of the purchase agreement, we paid an aggregate of $54.1 million in cash, stock and assumed liabilities. The results of operations from the u-Nav acquisition have been included in our consolidated statements of operations since the date of acquisition.

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

Our Business

Our ability to engineer complex digital and analog communication solutions enables us to address a variety of different markets for our semiconductor products. We currently market our products to makers of personal computers, networking equipment and consumer electronic devices for use in both wireless and wired communications solutions.

The Communications Markets

Communication integrated circuits (ICs) offer many inherent benefits including mobility, flexibility and accessibility. The availability and growth of communication IC technologies over the last decade have both encouraged and enabled mobile consumers to remain connected to growing numbers of voice and data networks. As these cost-effective solutions have emerged, they have often seen rapid adoption. We believe the benefits of communication technologies have been validated by the growth of numerous technology markets, including:

•	Local area networking (LAN) for data and content transfer, and Internet access;

•	Cellular and cordless handsets;

•	Bluetooth connectivity of devices within the personal area network;

•	GPS functionality in a variety of mobile consumer devices; and

•	other markets, including broadcast, satellite communications and personal area networking markets.

We believe that the demand for access to email and the Internet combined with the cost effectiveness of Wi-Fi has driven the adoption of our WLAN in a variety of consumer and networking devices including personal computers, access points, routers, broadband gateways, printers and network storage devices. In addition, our WLAN technology is being employed in fixed and portable gaming devices, portable media players, digital picture frames, cameras, cellular handsets and next generation home entertainment products that enable wireless connectivity. Furthermore, a variety of municipalities worldwide have implemented Metro Wi-Fi hotspot networks based on our chipsets to enable citizens with wireless LAN access.

Adoption of cellular services and devices has been driven by consumers’ demands to have voice service accessible at anytime, anywhere. As cellular handsets have become mainstream throughout much of the world, carriers and handset manufacturers have begun adding additional communications technologies to these mobile devices including WLAN, Bluetooth and GPS technologies. The addition of these communications technologies in handsets enables consumers to expand the capabilities of their mobile devices. Subscribers now have the option of choosing handsets capable of providing access to email and other Internet services via WLAN, entertainment content and time-sensitive information such as location-based services via GPS and hands free audio connection to headsets via Bluetooth.

The adoption of Bluetooth personal area network technology has been driven by the growing desire for cost effective, short range cable replacement solutions that enable wireless communication with mobile devices. Bluetooth solutions are found in mobile handsets and headsets in order to provide consumers a hands free connection for voice communication. Additionally, Bluetooth technology has increasingly become an integrated feature on laptop platforms to connect laptops in close proximity as well as to a wide variety of peripheral devices such as the mouse, keyboard and printer and some gaming consoles use Bluetooth to connect these devices with wireless controllers. Other emerging applications for Bluetooth technology such as the connection of GPS receivers to mobile handsets to enable supplemental location data, and vertical business implementations including bar code scanners, medical equipment, test equipment and traffic control devices.

Our GPS based location technology products are designed to provide location awareness capabilities in high-volume mobile consumer and commercial applications. Location awareness capabilities allow users to determine and use location information to gain access to applications and services and may be combined with wireless connectivity to enable a range of tracking and location applications, such as child and asset locators. GPS uses a system of satellites designed to provide longitude, latitude and time information to GPS-enabled devices virtually anywhere in the world. GPS-enabled consumer devices in the market today include Personal Navigation Devices (PNDs), cellular handsets, on-board automotive installations, and personal products such as watches.

Wired technologies, such as Ethernet, are commonly used in conjunction with wireless solutions in products such as personal computers and wireless access points and routers. Ethernet is the standardized Institute of Electrical and Electronics Engineers (IEEE) 802.3 LAN technology that, since its introduction in 1990, we believe has become the de facto standard for wired networking technology. We believe that Fast Ethernet, also known as 10/100 Ethernet, has become the primary wired backbone for home and office networks and has the largest installed base for connecting wired devices such as personal computers and delivering multimedia throughout the home. In recent years, there has been a transition to the faster Gigabit Ethernet standard, which is backward compatible to Fast Ethernet. We believe conversion to Gigabit Ethernet is being driven by the increased throughput requirements placed on LANs and a reduction in the cost of Gigabit Ethernet semiconductors as volume increases. Gigabit Ethernet serves a growing number of devices that benefit from this increased throughput, including notebook and desktop PCs, wired and wireless routers, gateways, set-top boxes, printers, gaming platforms and network storage devices.

Strategy

Our objective is to be a leading provider of a broader range of innovative communications products by leveraging our efficient design capabilities with our broad customer base of personal computing, networking and consumer electronics customers. To achieve this objective, we are focused on the following strategies:

•

Leverage our engineering expertise in CMOS IC design to deliver competitive, new technology solutions. Our core competency is our ability to design, develop and deliver highly integrated analog and digital communications products in standard digital CMOS for our customers. By utilizing this capability in an expanded number of markets, we expect to significantly expand our opportunities for revenue growth while enabling our customers to introduce low cost, feature rich solutions to consumers.

•

Expand our product portfolio with complementary technologies. We believe that the need for connectivity options is increasing within product platforms that use our communication technologies. By providing a superior selection of technology options, we can capture a greater share of the total semiconductor cost in our customers’ designs.

•

Leverage our strong customer base. Many developers of personal computer, networking equipment and consumer electronics devices have implemented our communication solutions in a variety of their products. We believe that these customers increasingly will require an expanded number of connectivity options for their products including WLAN, Ethernet, Bluetooth and GPS, which we believe will enable us to significantly expand the size of our total addressable market with these partners.

Our Products and Technology

WLAN Solutions

We are shipping production volumes of our tenth generation of semiconductors, hardware designs and software for WLAN applications. We offer customers guidelines known as reference designs that can be used to design a wide variety of systems, including networking cards and routers, broadband gateways, mobile devices and handsets. Our WLAN solutions provide basic standards-compliant connectivity and other features such as substantial throughput and range enhancements, supporting video, voice and outdoor broadband access. Our products support several encryption and authentication security standards including the industry’s standardized Wi-Fi Protected Setup™ network management protocols, operating systems, and interfaces to non-computing environments, such as consumer electronics.

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office (SOHO) markets to sophisticated wireless infrastructure systems-on-chip with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the personal computer, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the IEEE family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards. These solutions have been developed over the past ten years and in 2006, we acquired ZyDAS, a supplier of 802.11 semiconductor solutions for USB adapters and embedded modules, which has further expanded our product portfolio for new and existing 802.11 markets.

We currently provide WLAN system solutions based on five types of semiconductors:

•	Radio-on-a-chip (RoC), is one or more CMOS radio transmitters and receivers for either or both of the frequency bands in which our products operate and is primarily an analog RF circuit.

•

MAC + Baseband is an implementation of mixed signal circuitry containing low frequency analog circuits and data converters integrated with a digital interface, media access controller (MAC) and baseband processor. The MAC contains a silicon implementation to support the protocol for network communications.

•

Stand-alone Network Processing Unit (NPU) is our stand-alone processor which supports a variety of clock speeds and network interfaces. The NPU is typically used in products that provide dedicated wireless networking infrastructure solutions.

•

Wireless system-on-a-chip (WiSoC) incorporates a MAC + baseband integrated with a network processor and network interfaces, which are otherwise typically, separate components. The processor is a digital device and is integrated to reduce the overall solution cost for wireless networking infrastructure products.

•

Single chip solutions are highly integrated, complete wireless solutions, including one or more radios-on-a-chip, media access controllers, baseband processors, and optionally, a network processor and network interfaces. These devices encapsulate substantially all of the digital and analog circuitry within a single chip.

Our WLAN customers use a variety of our chips to create differentiated client and infrastructure solutions to meet the needs of the specific market segment that they address. Infrastructure products, such as an access point, broadband gateway or router, use our wireless subsystems that incorporate either a separate or embedded network processor. Client solutions, such as laptops and cardbus cards, utilize the host processor of the particular product in conjunction with our wireless subsystem. Examples of how our chips can be combined for infrastructure and client solutions are as follows:

Infrastructure Solutions	Client Solutions
- WiSOC + RoC(s)	- RoC(s) + MAC/Baseband
- RoC(s) + MAC/Baseband + NPU	- Single chip solutions
- Single chip solutions with or without an integrated Atheros processor

Our WLAN products not only meet the appropriate IEEE 802.11 WLAN standards for which they are designed, but also offer enhanced capabilities that benefit users with enhanced performance and functionality. Some of the key features are:

•

XSPAN® products utilize multiple radio, smart antenna technologies including multiple-input multiple-output (MIMO) designs to increase the performance of wireless networks. Our XSPAN family of products are designed to meet the latest draft 802.11n specification approved by the IEEE and are part of the Wi-Fi Alliance 11n certification test bed. Our highest performance XSPAN solution, XSPAN with SST, uses a unique triple-radio design and delivers up to 300 Mbps physical data rate in each radio band.

•

Super G® and Super AG® are performance enhancing extensions that allow our products with 802.11g and 802.11a WLAN capabilities to operate at link rates of up to 108 Mbps, twice the industry standard maximum link rate of 54 Mbps for 802.11g or 802.11a, while maintaining the ability to work at industry standard data rates. We achieve this by adapting the operating protocols to maximize throughput based on several advanced signaling technologies.

•

Power Management Technology enables our products to use significantly less power in transmit, receive and sleep operating modes, which offers the benefit of longer battery life for the access device. This is achieved by monitoring functions and using custom timing circuits to keep non-active circuitry in sleep mode when possible.

We believe that WLANs and other wireless products will continue to improve by transitioning from multi-chip systems to more highly integrated systems providing radio, baseband and MAC, functionality on a single silicon chip such as those offered by us. We have released a wide variety of single and multi-chip WLAN solutions supporting the 802.11g, 802.11a/g and 802.11n standards, and expect to continue to both integrate additional functionality in these solutions as well as develop single chip solutions for other wireless and wired technologies. In addition to our single-chip integration, we focus our design efforts on integrating more functions onto the chip to reduce total system cost and end-product design complexity.

To enable our customers to easily incorporate our wireless systems solutions into their products, we provide technical, design and sales support to our customers developing products based on our chips through our main offices in California and our local offices throughout Asia and Europe.

ROCm® (Radio-on-Chip for Mobile) WLAN Solutions

In 2005, we introduced our single chip, CMOS ROCm family of WLAN solutions developed to meet the growing demand for WLAN in mobile devices such as handsets and mobile consumer products including digital cameras, portable media players and mobile gaming devices. Since then, we have introduced two generations of 802.11g and 802.11a/g mobile WLAN single-chip solutions. These products feature very low power consumption and a small form factor making them ideal for portable consumer electronics products.

To enable the success of our ROCm WLAN solutions, we have developed key strategic alliances including: a joint reference program for dual-mode Wi-Fi/cellular handsets with QUALCOMM Incorporated’s code divisional multiple access/wideband code divisional multiple access (CDMA/WCDMA) solutions; pre-qualification and pre-testing of our WLAN software drivers for Microsoft® Windows® CE 6.0; and a joint reference program with Texas Instruments’ DaVinci® mobile media processor. We also partner with major module manufacturers such as Samsung Electro-Mechanics and Murata.

Our ROCm solutions achieve coexistence with Bluetooth solutions by employing several advanced methods including the implementation of standardized multiplexing coexistence schemes. In addition, we employ patented algorithms that allow switching WLAN and Bluetooth transmissions accordingly, and algorithms that allow synchronization for both uplink and downlink traffic designed to avoid Bluetooth traffic.

PAS Products

In 2005, we introduced our single-chip complete system solution for the PAS cellular market. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. The AR 1910 enables service providers in China to transition their network capabilities from wireline to wireless, allowing them to offer both mobile wireless voice and data services. Our solution consists of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. PAS, which is widely deployed in China, Japan and Taiwan, is an advanced Time Division Multiple Access-Time Division Duplex, (TDMA-TDD) technology operating at 1.9 gigahertz, (GHz) providing high quality voice, advanced data services and long battery life. Our unique, highly-integrated, single chip solution for PAS products provides full support for the PAS networking standard and a robust set of product features at a competitive price.

Fast and Gigabit Ethernet ETHOS™ Products

In December 2006, we acquired Attansic, a supplier of Gigabit and Fast Ethernet wired semiconductor solutions. The Attansic acquisition complemented our existing portfolio of products for access points, routers and gateways, devices which typically include Ethernet physical layer, transceivers and switches, and expanded our portfolio for personal computer customers into Local Area Network-on-motherboard (LOM) applications. These products provide Ethernet connectivity in accordance with the IEEE 802.3ab—Gigabit or IEEE 802.3u—Fast Ethernet, standards and we market them under our ETHOS brand.

Our ETHOS portfolio features single-chip CMOS Fast and Gigabit Ethernet switch solutions that enable us to offer complete, end-to-end, silicon solutions to our wireless access point and router customers.

Our Gigabit and Fast Ethernet ETHOS controller products provide wired connectivity for desktop and PC platforms. Our family of single-chip controllers integrates our Gigabit/Fast Ethernet physical integrated circuit (PHY) and MAC, with a comprehensive software suite. These cost-effective solutions are targeted for client network interface cards (NICs) and LOM applications.

Our Fast Ethernet and Gigabit Ethernet ETHOS transceivers are designed for use in personal computers, access points, routers, broadband gateways, and wired switches. These transceivers utilize sophisticated signal processing algorithm and advanced power management features to achieve high performance and low power consumption.

ROCm Bluetooth Products

In 2007, we introduced our first single chip, CMOS Bluetooth solution, the AR3011, targeting the personal computing market. This solution leverages our expertise in RF design and integration to deliver a highly compact design that meets the footprint, power and cost requirements for personal computers. The AR3011 supports the Bluetooth 2.1+ Enhanced Data Rate standard and provide optimized coexistence with WLAN.

Also in 2007, we launched our first Bluetooth system-on-chip (SoC), the AR3031, which targets manufacturers of mono Bluetooth headsets. This product features advanced power saving methods that we achieve through our proprietary chip architecture and circuit design techniques. This SoC supports standard codec interfaces and enables OEMs to utilize our solution in a wide variety of Bluetooth headset designs. The AR3031 includes all the software and necessary profiles integrated into the chip’s firmware and supports a range of external codecs with digital signal processing capabilities for advanced audio processing.

ROCm GPS Products

In December 2007, we acquired substantially all of the assets and certain liabilities of u-Nav Microelectronics, a supplier of GPS semiconductor solutions. This acquisition complements our portfolio of communications products that address the needs of personal computing and consumer electronics manufacturers. Our portfolio of GPS products includes single and multi-chip solutions and our ORION™ software that enables us to offer complete GPS system solutions for signal acquisition, tracking, data extraction and GPS navigation. Our ROCm GPS products are currently in volume production and target high-volume, embedded GPS applications for personal navigation devices, personal computers, consumer and mobile telemetry products and cellular handsets.

Customers

We sell our products directly to OEMs, who include our chipsets in their products, and to original design manufacturers (ODMs) who in turn include our chipsets in products they supply to OEMs. For direct sales to OEMs, the OEM incorporates our wireless and networking system solutions directly into their products, and the OEM is the licensee and the end-user of the technology. However, we primarily sell directly to ODMs, as many OEMs choose to specify an ODM to integrate our technology in a module, such as a peripheral component interconnect (PCI) card, which is then delivered to the OEM customer. For OEMs who use an ODM as an intermediary, our shipments and revenue are directly with the ODM. However, we maintain close relationships with the target OEMs and the initial technology design win is generally awarded by the OEM. We also have ongoing contact with the OEM for forecasting and technology update purposes. Currently, our target markets include the personal computing, networking equipment and consumer electronics markets.

In 2007, Hon Hai Precision Industry Co. Ltd. accounted for 25% of our net revenue. In 2006, Hon-Hai Precision Industry Co. Ltd. and UTStarcom, Inc. accounted for 20% and 10% of our net revenue, respectively. In 2005, Alpha Networks, Inc., Hon-Hai Precision Industry Co. Ltd., Cameo Communications, Inc., and Askey Computer Corporation accounted for 15%, 15%, 13% and 10% of our net revenue, respectively.

While we primarily sell directly to ODMs, the ODM generally identifies on its purchase order the OEM for whom they are purchasing our product. We do not have the ability to directly confirm with the sell-through party that they received the final product from the ODM. Based on the sell-through information provided to us by the ODMs, the following companies or their subsidiaries are among those that have incorporated our products through ODMs during the year ended December 31, 2007:

2Wire, Inc.

3Com Corp.

Acer, Inc.

Apple, Inc.

Aruba Wireless Networks, Inc.

AsusTEK Computer, Inc.

Belkin Corp.

Buffalo, Inc.

Cisco Systems, Inc. (including the Linksys Group, Inc.)

Corega, Inc.

D-Link Systems, Inc.

FON Wireless Ltd.

Fujitsu Ltd.

Fujitsu Siemens Co.

Hewlett-Packard Co.

Lenovo Pte. Ltd.

NEC Electronics Corp.

NetGEAR, Inc.

Proxim, Inc.

Sagem Communications

Samsung Electronics Co., Ltd.

Siemens AG

Sony Corporation

Toshiba Technology Corp.

TP-Link Technologies Co., Ltd.

Trendware International, Inc.

UTStarcom, Inc.

Verizon Inc.

ZTE Corp.

ZyXEL Communications Corp.

Sales and Marketing

We have direct sales staff strategically located near our major customers in the United States, Asia and Europe who support our major OEM and ODM customers. Generally, each salesperson has specific end-user market expertise for the markets they focus on.

We also have field application engineers (FAEs) who provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products. Our FAE organization is segmented by end-user markets as well as core competencies in hardware, software and radio frequency necessary to support our customers.

To supplement our direct sales, we have independent sales representatives and distributors with locations throughout the world. We selected these independent representatives and distributors based on their ability to provide effective field sales and technical support for our products. With the independent sales representatives, our customers place orders directly with us rather than with the representatives, and our representatives do not generally maintain product inventory. With our distributors, our customers generally place orders directly with the distributor and our distributors generally maintain product inventory.

Our third-party design centers provide expertise in RF design, board layout, operating system and driver development, industrial design and prototyping to customize our software or hardware for smaller customers’ requirements. These third-party design centers typically provide their services on a contract engineering basis and enable rapid time-to-market in their areas of expertise.

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

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia, which includes China, Hong Kong, India, Japan, Korea, Philippines, Singapore and Taiwan, accounted for 97% of net revenue in 2007, 98% of net revenue in 2006, and 96% of net revenue in 2005. Our net revenue consisted of sales to customers in the following countries for the periods indicated in the following table:

	Year Ended December 31,
	2007	2006	2005
Taiwan	49%	53%	70%
China	37	35	16
United States	1	1	3
Other	13	11	11

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

We intend to participate in, support our employees’ participation in, or monitor, as appropriate, the activities of various standards bodies, including the IEEE standards group, the European Telecommunications Standards, the International Telecommunications Union, the WiFi Alliance, WiMax, a nonprofit group formed to create and promote the development of IEEE wireless broadband standard 802.16, Digital Living Networking Alliance, Home Gateway Initiatives, the Personal Handyphone System Memorandum of Understanding Group, the Peripheral Component Interconnect Special Interest Group and the Bluetooth Special Interest Group.

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

GPS technology is restricted and its export is controlled by the United States government, and the United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons. The United States government may also block the civilian GPS signal at any time or in hostile areas. In addition, the policies of the United States government for the use of GPS without charge may change. The growth of the GPS market could be limited by government regulation or other action. These regulations or actions could interrupt or increase our cost of doing business. We cannot be certain that the United States government will remain committed to the operation and maintenance of GPS satellites over a long period. Other United States government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies. Laws and regulations, as well as policies, may change and limit our ability to grow this market.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. We rely on a portfolio of intellectual property rights, both foreign and domestic, including intellectual property rights in patents, trademarks, copyrights and trade secrets. We also protect our proprietary technologies, processes and other intellectual property through contractual provisions and licenses. Many of our issued patents and pending patent applications relate to algorithms, IC designs, software and systems related to wireless and other network communications, with a focus on innovations we believe we have achieved in our implementations of industry standards-compliant wireless and other networking solutions.

Patents

As of December 31, 2007, we held 105 issued U.S. patents and 128 pending U.S. patent applications, in addition to international patents and pending patent applications. We continue to pursue actively the filing of additional patent applications in both the United States and foreign jurisdictions. Our domestic patents and applications have expiration dates ranging from August 2019 through December 2027.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our continued success and future growth is based on execution capability, technical expertise, speed of implementation and process management abilities of our employees and our ability to defend our intellectual property. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that publications we may be advised of by third parties in the future could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In addition, in foreign countries, we may not receive effective patent protection. We cannot be sure that steps we take to protect our proprietary technologies will prevent misappropriation of our technologies.

Intellectual Property Litigation

The wireless communications and networking industries are characterized by frequent litigation and other vigorous protection and pursuit of intellectual property rights or positions. There are also numerous patents in the wireless communications and networking industries and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation. Questions of infringement involve highly technical and subjective analyses. Litigation may be necessary to enforce any patents we may be granted and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity made against our products or our customers’ products, and we may not prevail in any current or future litigation. We and our customers have received and may continue to receive, written notices and license offers from research institutions, intellectual property holding firms, our competitors and others claiming to have patent and other intellectual property rights that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and draft 802.11n wireless standards, as well as other intellectual property relevant to our chips, software, and system solutions. These notices or offers have been made directly to us and to our U.S. and foreign customers. We have responded directly or indirectly through our customers, to these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. In addition, we and our customers may be and have been sued in the U.S. for allegedly infringing patents related to 802.11a, 802.11b, 802.11g and draft 802.11n technology. We believe that the disputed rights and rights offered are either already licensed to us or our products do not infringe any valid claim to the issued patents identified to date. However, we cannot assure that adverse results will not occur. We also cannot assure that any of these or other third-parties will not pursue litigation or assert their patent and other intellectual property rights against us in the future. We have certain indemnification obligations to customers and strategic partners with respect to infringement of third-party patents and intellectual property rights by our products. We cannot assure that our potential obligations to indemnify such customers will not harm us, our business or our financial condition and results of operations. We may intervene in litigation on behalf of one or more of our customers, incurring substantial expense. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against us or our customers could have a significant adverse impact on our business.

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

For additional information regarding our material legal proceedings, please see Part I, Item 3 of this Form 10-K.

Copyrights and Trademarks

We claim copyright and trademark protection for proprietary documentation and a variety of branding marks. We also pursue foreign copyrights and trademarks where applicable and necessary. The branding marks are sublicensed to our customers and used by them to identify and promote their products’ capabilities in markets, including, but not limited to, computing and consumer electronics. As of December 31, 2007, we held 15 registered U.S. trademarks.

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

Research and Development

We engage in substantial research and development to develop new products and integrate additional capabilities in product designs. We conduct research into digital and analog IC design, hardware reference board design, software reference code development, systems integration and manufacturing process flow development and perform test emulation, digital design verification and application software development at our corporate headquarters in Santa Clara, California, and at our research and development facilities in Irvine, California, China, Finland, India and Taiwan. We use a number of proprietary design tools and processes that enable us to deliver high-performance wireless capabilities using low-cost manufacturing facilities. We employ a team of engineers with extensive experience in mixed signal design, systems and communications architecture, CMOS technology and software development. Our research and development expense was $100.9 million in 2007, $71.1 million in 2006, and $47.8 million in 2005.

Manufacturing

We design and develop our proprietary designs and provide them to third-party foundries, contract manufacturers, ODMs, assembly and test companies and other licensees and contractors to produce silicon wafers and semiconductors. We produce a variety of digital, analog and mixed-signal chip designs using standard CMOS production facilities. The use of this process enables us to produce cost-effective products, and we have proprietary rights to the particular design methodologies that we use to maintain high-performance levels on generic processes. By utilizing standard CMOS processes, we are able to work with a large number of independent foundries that provide us operational and cost efficiencies. By subcontracting our manufacturing requirements, we are able to focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities.

We currently have in production products using 0.25 micron, 0.18-micron, 0.13-micron, and 0.09-micron process geometries and a variety of foundries. We depend on five foundry contractors to manufacture substantially all of our products. Our key silicon foundries for wafer production are Taiwan Semiconductor Manufacturing Corporation (TSMC) in Taiwan, Semiconductor Manufacturing International Corporation (SMIC) in China, Tower Semiconductor Ltd. in Israel, Chartered Semiconductor Manufacturing in Singapore and United Microelectronics Corporation (UMC) in Taiwan. Limitation of any of our five independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Our wafer probe testing is conducted by independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our key test and assembly subcontractors including, but not limited to Amkor Technology, Inc. in China, Taiwan and Korea, Global Testing Corporation in Taiwan, Greatek Electronics, Inc. in Taiwan, Microelectronics Corp. in Taiwan, Siliconware Precision Industries Co., Ltd. in Taiwan, STATS ChipPAC Limited in Singapore, United Test and Assembly Center Ltd. in Singapore and Test-Serv, Inc. in Taiwan. We store and distribute our finished goods inventory from contracted warehouses in Hong Kong and Singapore. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

We also maintain software test facilities at our corporate headquarters and at our research and development facilities in India, Taiwan and China. This enables us to operate certain test processes on demand, so as to reduce the time-to-market of our designs and improve their reliability.

Competition

The communications IC markets and the overall semiconductor industry are intensely competitive with a variety of large and small companies providing semiconductors, hardware and software designs. We believe that we compete favorably in these markets with respect to the following factors:

•	product performance;

•	feature set and quality, including network throughput, product range, power efficiency, security features, reliability and consistency;

•	level of integration;

•	time-to-market;

•	price;

•	ability to respond quickly to customer demand changes;

•	customer support and application support;

•	ability to comply with, and influence, industry standards and international regulatory requirements

•	intellectual property; and

•	reputation.

We compete with a number of large U.S, and international semiconductor suppliers. Our primary competitors in our communications IC markets include Broadcom Corporation, Cambridge Silicon Radio, Intel Corporation, Marvell Technology Group Ltd., MediaTek Inc., Ralink Technology Corporation, Realtek Semiconductor Corp and SiRF Technology Holdings. This competition has resulted and will continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers that choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

Employees

As of December 31, 2007, we employed 878 full-time employees, including 634 in research and development and operations, 173 in sales and marketing, and 71 in general and administration. We have never had a work stoppage and none of our employees are represented by a labor organization nor under any collective bargaining arrangements. We consider our employee relations to be good.

Item 1A.	Risk Factors

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. As a result, you should not rely on period to period comparisons of our operating results as an indication of our future performance. In future periods, our revenue and results of operations may be below the expectations of analysts and investors, which would likely cause the market price of our common stock to decline. Factors that are likely to cause our revenue and operating results to fluctuate include those discussed in the risk factors below.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our revenue and our business will be severely harmed.

We have derived substantially all of our revenue from the sale of chipsets for wireless applications, and we expect our chipsets for wireless networking applications and to a lesser extent our Bluetooth, Ethernet GPS and PAS solutions, to account for substantially all of our revenue for the foreseeable future. Our success will depend in large part on the growth of these emerging markets and our growth within these markets. If these markets do not achieve the growth we expect, the growth and success of our business could be limited. In addition, if we are unable to develop new products in a timely manner or demand for our chipsets declines as a result of competition or technological changes, it would have a material negative impact on our business, operating results and financial position and our competitive position. The markets for our products are characterized by the frequent introduction of next generation and new products, short product life cycles and significant price competition. If our customers or we are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations will suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which could reduce our gross margins and adversely affect our operating performance.

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

After we have developed and delivered a product to a customer, the customer will usually evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need several months to test, evaluate and choose whether to adopt our product, and to begin volume production of equipment that incorporates our product. Due to these lengthy sales cycles, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle also increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated.

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

The products we develop and sell are used for high volume applications and many of them are subject to rapid declines in average selling prices over the life of the products. We have historically decreased the average selling prices of many of our products in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. A decline in average selling prices could harm our gross margins. Historically, we have generally been able to substantially offset reductions in our average selling prices with decreases in our product costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross profit. While gross profit may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenue may decline. Within each of our markets, we compete with large semiconductor manufacturers and designers and start-up integrated circuit companies. Some of our competitors are also our customers and partners. Most of our current and potential competitors have longer operating histories, significantly greater financial, manufacturing, technical, marketing, sales and other resources than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Moreover, many of our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future trends and requirements that may not be available to us. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate wireless functionality into other products that we do not sell, which may make it difficult for us to gain or maintain market share. For example, Intel markets its Centrino mobile technology brand and we believe they have provided and may continue to provide a substantial marketing development fund incentive for buyers of a combination of its microprocessor, related chipsets and wireless networking module that use the brand. Intel or other large competitors may also be able to discourage OEMs from placing our brand on their products, which could substantially harm our marketing efforts.

We will continue to expend substantial resources developing products for new applications or markets and may never achieve the sales volume that we anticipate for these products, which may limit our future growth and harm our results of operations.

We have entered a variety of new wireless and wired communications markets that are outside of our traditional WLAN markets. Through the acquisition of Attansic Technology Corporation in 2006 and the purchase of assets and certain liabilities of u-Nav Microelectronics in 2007, we now offer our customers Ethernet and GPS products, respectively. In addition, we have internally developed Bluetooth and PAS solutions that we actively sell to our customers. Although we plan to diversify our revenue base outside of our WLAN market, the vast majority of our historical revenue has come from the sale of our WLAN products. Our future success will depend in part upon the success of these new products, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we will have limited experience in these new markets, and may be unsuccessful in marketing and selling any products we develop for these markets. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and would harm our results of operations.

If we fail to appropriately scale our operations in response to changes in demand for our existing products or for new products, our business could be materially and adversely affected.

We have significantly grown and expanded our operations in a short period of time, and to achieve our business objectives, we expect to continue to grow. Through internal growth and the acquisition of ZyDAS Technology Corporation, Attansic Technology Corporation and u-Nav Microelectronics Corporation, we have significantly increased the scope of our operations and expanded our workforce, from 260 full-time employees as of December 31, 2004, to 878 employees as of December 31, 2007. We anticipate that we will further expand our workforce through internal growth and acquisitions. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our current and future products and services. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. We have recently implemented an enterprise resource planning system to help us improve our management and planning processes, and we anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These processes can be time consuming and expensive, increase management responsibilities, and divert management attention.

In addition, in 2006 and 2007 we have entered into leases for additional office space in Northern and Southern California, Taiwan, China, Finland, Germany, and India. We anticipate the need to lease additional office space in other locations in the near future to accommodate our growth and we may also be required to relocate our employees from time to time. Such relocation could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

We may not be able to sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. Our revenue increased from $183.5 million in 2005, to $301.7 million in 2006 and to $417.0 million in 2007. We may not be able to achieve similar revenue growth rates for 2008 or in future periods. In the event that we do achieve continued growth, the expansion of our business and operations will likely place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

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

There is currently intense competition for qualified personnel with significant experience in the design, development, manufacture, marketing and sales of integrated circuits for use in our various products. Our key personnel and consultants represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of personnel to support our business plan.

Equity awards generally comprise a significant portion of our compensation packages for all employees. As a result of the applicability of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, and the requirement to expense the fair value of stock options awarded to employees, we have modified and may continue to modify our compensation policies by, for example, increasing cash compensation to certain employees and/or instituting awards of restricted stock units, while simultaneously reducing awards of stock options. For example, our annual stock refresh for employees in 2006 and 2007 and a portion of the annual stock refresh for executive officers in February 2007 and 2008, consisted of restricted stock units as equity compensation for our employees and officers. This modification of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of stock options awarded to employees and officers have increased our operating expenses. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

If we fail to develop and introduce new products and enhancements, or if our proprietary features do not achieve market acceptance on a timely basis, our ability to attract and retain customers could be impaired, our competitive position may be harmed, and our revenues, earnings and stock price may decline.

The wireless and wired communications markets are characterized by rapidly changing technology, evolving industry standards, rapid changes in customer requirements and frequent product introductions. We must continually design, develop and introduce new products with improved features to be competitive. Our current and future products may not achieve market acceptance or adequately address the changing needs of the market, and we may not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. In addition, we introduce from time to time products with proprietary enhancements. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Our introduction of proprietary features involves risks associated with market acceptance of these new products and certification by industry standards groups. We have reviewed the rules and regulations of the various standards bodies and related industry organizations to which we belong or with which we are affiliated, and we believe there is not a significant risk that action would be taken that would undermine our ability to continue to leverage our affiliation with these organizations.

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

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia have accounted for substantially all of our net revenue since 2003. Because most of our ODMs and our other direct customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, we conduct research and development activities in India, Taiwan, China and Finland and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao, China, Germany and France. Approximately one-half of our total workforce is currently located in Asia. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

Also, there may be reluctance in some foreign markets to purchase products based on GPS technology, due to the control of GPS by the United States government. Any of these factors could significantly harm our future international sales and operations, and consequently, our revenue and results of operations and business and financial condition.

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

We depend on five independent foundries to manufacture substantially all of our products. Our key silicon foundries for wafer production are Taiwan Semiconductor Manufacturing Corporation (TSMC) in Taiwan, Semiconductor Manufacturing International Corporation (SMIC) in China, Tower Semiconductor Ltd. in Israel, Chartered Semiconductor Manufacturing in Singapore (Chartered) and United Microelectronics Corporation (UMC) in Taiwan. The failure of any of these five foundries to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Our wafer probe testing is conducted by independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our key test and assembly subcontractors including, but not limited to, Amkor Technology, Inc. in China, Taiwan and Korea, Global Testing Corporation in Taiwan, Greatek Electronics, Inc. in Taiwan, Microelectronics Corp. in Taiwan, Siliconware Precision Industries Co., Ltd. in Taiwan, STATS ChipPAC Limited in Singapore, United Test and Assembly Center Ltd. in Singapore and Test-Serv, Inc. in Taiwan. We store and distribute our finished goods inventory from contracted warehouses in Hong Kong and Singapore. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

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

In the year ended December 31, 2007, Hon Hai Precision Industry Co. Ltd. accounted for 25% of our net revenue. In the year ended December 31, 2006, Hon Hai Precision Industry Co. Ltd. and UTStarcom, Inc accounted for 20% and 10% of our net revenue, respectively. In the year ended December 31, 2005, Alpha Networks, Inc., Hon Hai Precision Industry Co. Ltd., Cameo Communications, Inc., and Askey Computer Corporation accounted for 15%, 15%, 13% and 10% of our net revenue, respectively.

Some of our OEM customers are also original design manufacturer (ODM) customers, which may increase the impact of the loss of any customer. We must obtain orders from new customers on an ongoing basis to increase our revenue and grow our business. Our largest customers are typically ODMs. Sales to our largest customers have fluctuated significantly from period to period primarily due to OEMs that incorporate our products changing their designated ODM and the continued diversification of our OEM customer base in our current markets. We believe that sales will likely continue to fluctuate significantly in the future as we enter into new markets. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

Some of our customers could become our competitors.

Some of our customers are also large integrated circuit suppliers and some of our large customers already have similar expertise in-house. These customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. The process of licensing our technology to and support of such customers entails the transfer of technology that may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. We cannot sell to some customers who compete with us. In addition, we compete with divisions within some of our customers. Further, each new design by a customer presents a competitive situation. In the past, we have lost design wins to divisions within our customers and this may occur again in the future. We cannot assure you that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to license products from us at the same volumes. Competition could increase pressure on us to lower our prices and could negatively impact our profit margins.

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

To remain competitive, we continually work to improve our chipsets and, in particular, our high-performance RF and wired networking products, to be manufactured using increasingly smaller geometries and to achieve higher levels of design integration. These ongoing efforts are costly and difficult and require us from time to time to modify the manufacturing processes for our products and to redesign some products. To remain competitive, our chipsets must be redesigned from time to time, which may result in delays in product deliveries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. For example, during 2007, we anticipate that a large number of our products will transition from the .18 micron geometry to .13 micron. In addition, while we purchase wafers from foundries, we also assume most of the yield risk related to manufacturing these wafers into die. We may face similar difficulties, delays and expenses in the future. We depend on our relationships with our foundries to transition to smaller geometry processes successfully and cannot assure that our foundries will be able to effectively manage the transition. If our foundries, or we, experience significant delays in this transition or fail to efficiently implement these transitions, our business, financial condition and results of operations could be adversely affected.

We may experience a decrease in market demand or a supply disruption due to uncertain economic conditions in the United States and in international markets, including as a result of the concerns of terrorism, war and social, economic and political instability.

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, uncertainties in the credit markets, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. In addition, terrorist acts or other conflicts or acts of war could disrupt product supply from our vendors in Israel or Asia, which could undermine our ability to provide products to our customers and harm our operating results. We cannot predict the timing, strength or duration of any economic recovery, worldwide or in the wired and wireless communications markets. If the economy or the wired and wireless communications markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

During 2007, we incurred $172.4 million in operating expenses and generated net income of $40.0 million. During 2006, we incurred $125.9 million in operating expenses and generated net income of $18.7 million. During 2005, we incurred $75.5 million in operating expenses and generated net income of $16.7 million. We did, however, incur a net loss in the fourth quarter of 2006 and the second quarter of 2005 and may incur losses in the future. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes in our existing markets as well as successfully introduce additional products for new markets in order to maintain profitability. We expect to increase expense levels in absolute dollars in each of the next several quarters to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

We recorded an impairment charge during the quarter ended December 31, 2007 to reduce the carrying value of certain auction-rate securities we hold, and we currently expect to incur additional impairment charges with respect to these securities in 2008.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities that we classify as available-for-sale securities on our balance sheet. As of December 31, 2007, we held auction-rate securities with a par value of $32.7 million. Auction-rate securities represent our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies. A portion of these securities are insured by third party bond insurers and are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. In the fourth quarter of 2007, we recorded an other-than-temporary impairment charge of $2.3 million to reduce the value of our auction-rate securities to their estimated fair value of $30.4 million as of December 31, 2007. Since each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, we have used a discounted cash flow model to estimate the fair value of these investments as of December 31, 2007.

We have determined that as of January 31, 2008 the fair value of our auction-rate securities have further declined by an additional $3.5 million, reducing the estimated fair value to approximately $26.9 million. We expect the estimated fair value of these securities could decrease or increase significantly in the future based on market conditions. As a result, we currently expect to record an additional impairment charge during the quarter ending March 31, 2008, the amount of which will depend on the estimated fair value of our auction-rate securities as of March 31, 2008. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment charges. These charges could be substantial.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we are in the process of implementing enhanced information systems to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles (GAAP) in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting rules and regulations. A change in those accounting rules can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123R which has required us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. Since we historically used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. However, because we believe that providing equity-related compensation for our employees is a competitive necessity, we will likely incur significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could adversely affect our overall results of operations. Moreover, we have implemented the requirements of SFAS No. 123R using the modified prospective method and accordingly we have not restated prior period financial statements to reflect the historical impact of option grants. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future operating performance since our financial statements going forward, which will reflect stock-based compensation expense, will not be comparable to our prior period financial statements that exclude stock-based compensation expense.

Similarly, In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 , which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The provisions of FIN 48 became effective for us, and we implemented them, in the first quarter of 2007. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future operating performance since our financial statements going forward, which will reflect the provisions of FIN 48, may not be comparable to our prior period financial statements that exclude its application.

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

We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. During the years ended December 31, 2007, 2006 and 2005, we released a portion of the valuation allowance in the amount of $3.0 million, $1.9 million and $7.5 million, respectively, previously recorded against our deferred tax assets. These releases resulted in reduced tax provisions in the years recorded.

We intend to evaluate acquisitions of or investments in businesses, and we may not realize the anticipated benefits of these acquisitions or investments.

We plan to continually evaluate acquisitions of or investments in businesses that may offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities, if appropriate opportunities arise. For example, in 2006, we acquired ZyDAS Technology Corporation, a privately held Taiwan-based fabless wireless IC design company, and Attansic Technology Corporation, a privately held Taiwan-based fabless Ethernet IC design company. In December 2007, we acquired u-Nav Microelectronics Corporation, a privately held United States-based fabless GPS IC design company. Risks arising from these or other future acquisitions or investments could include among other things:

•	our ability to accurately assess the business and prospects of an acquisition or the anticipated benefits of an acquisition;

•	delays in or failure to complete the development and application of the acquired technology or products;

•	our ability to successfully integrate acquired technologies, operations and personnel;

•	failure to achieve projected results of the acquisition;

•	disruption of our ongoing business;

•	diversion of management and employees’ attention from our business;

•	risks associated with entering into a geographic region or business market in which we have little or no prior experience and specifically managing personnel in these regions;

•	difficulties in establishing and maintaining uniform standards, controls, policies and procedures;

•	deficiencies in the internal control of any acquired company could result in a material weakness in our overall internal control;

•	our ability to recover costs of the acquisition or investment;

•	amortization expenses or impairment charges related to goodwill or other intangible assets;

•	negative impact on our relationships with customers, suppliers or contractors;

•	loss of key employees of acquired business; and

•	potentially dilutive issuance of equity securities.

Future acquisitions could result in accounting charges, the incurrence of debt or contingent liabilities, adverse tax consequences, deferred compensation charges, dilution to future earnings and amortization of amounts related to deferred compensation and certain purchased intangible assets and large and immediate write-offs, any of which could negatively impact our results of operations and could cause our stock price to decline. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to consummate any such transactions on terms and conditions that are acceptable to us, if at all. We may not realize the anticipated benefits of any acquisition or investment.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our costs.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. If we fail to protect our intellectual property rights, competitors could sell products based on our technology, which could harm our competitive position and decrease our revenue. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. Policing unauthorized use of our products is difficult, expensive and time-consuming, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as United States law. Any patents we have obtained, or may obtain in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed similar technology, duplicate our products or design around any patents issued to us or other intellectual property rights. In addition, we may be required to license our patents as a result of our participation in various standards organizations.

We maintain trademarks on certain of our products and services and claim copyright protection for certain proprietary software and documentation. However, we can give no assurance that our trademarks and copyrights will be upheld or successfully deter infringement by third parties. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. We protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures. Further, we cannot be sure that steps we take to protect our proprietary information will prevent misappropriation of our proprietary information. In addition, we may not receive effective protection of our intellectual property rights in foreign countries to the same extent as in the United States.

Certain of our and our suppliers’ software may contain or may be derived from open source software. License for such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to the public, or license such derivative works under a particular type of license different than what we customarily used to protect our intellectual property.

We cannot be sure that steps we take to protect our proprietary information will prevent misappropriation of our proprietary information. In addition, we may not receive effective protection of our intellectual property rights in foreign countries to the same extent as in the United States. Our business and operating result could be negatively impacted if we are unable to protect our intellectual property rights.

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

The wireless, and wired communications markets are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received, and we may continue to receive, written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and 802.11n wireless standards as well as other technology and patents relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers and strategic partners. Moreover, we are currently engaged in litigation with parties that claim our products infringe their patents as discussed in Part I, Item 3 of this Report. We have indemnification obligations to our customers and strategic partners with respect to infringement of third-party patents and intellectual property rights by our products. We have responded, or are in the process of responding, directly, or indirectly through our customers and strategic partners, to all of these notices and allegations, and continue to correspond regarding the offers with some of the parties that have sent the notices. Questions of infringement and misappropriation in our markets involve highly technical and subjective analyses. Litigation may be necessary to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in any future litigation. Our business could be harmed as a result of litigation, offers to license or claims of infringement. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

Any potential dispute involving our patents or other intellectual property could also include our industry partners and customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving our patents or other intellectual property, our customers or licensees could also become the target of litigation, and certain customers have received notices of written offers from our competitors and others claiming to have patent rights in certain technology and inviting our customers to license this technology. Several of our customers have been sued in the U.S. for allegedly infringing patents related to 802.11a, 802.11b, 802.11g and draft 802.11n technology. Because we may indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license or sales agreements, which could result in substantial expenses. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our proprietary technologies and products to decrease.

Our headquarters are located in California, and we have sales offices throughout Asia, and research and development facilities in India, Taiwan and China. Our third-party foundries and subcontractors are concentrated in Asia and elsewhere in the Pacific Rim and Israel. These areas are subject to significant weather and earthquake-related risks. Any disruption to the operations of these offices, foundries and subcontractors resulting from typhoons, earthquakes or other natural disasters could cause significant delays in the production, shipment and sales of our products.

TSMC, SMIC, Chartered and UMC, which manufacture our chipsets and subcontractors which perform substantially all of our assembly and testing, are located in Asia. Tower Semiconductor Ltd. which also manufactures our chipsets and also performs assembly and testing is located in Israel. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong, China and elsewhere in Asia, and research and development facilities in Southern California, India, Taiwan and China and administrative offices in Macao. These areas are subject to typhoons, and the risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region, the Indian Ocean region, or the Middle East, is significant due to the proximity of major earthquake fault lines. In the past, major earthquakes in Taiwan have disrupted the facilities of several of these third-party contractors, as well as other providers of these services, and impaired their production capacity. In addition, a tsunami in December 2004 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry, assembly and test capacity or research and development efforts, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all and our research and development efforts could be slowed.

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

Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used. The Federal Communications Commission (FCC) in the United States, as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks. We therefore rely on the FCC and international regulators to provide sufficient spectrum and usage rules. For example, countries such as China, Japan or Korea heavily regulate all aspects of their wireless communications industries, and may restrict spectrum allocation or usage, or may impose requirements that render our products or our customers’ products unmarketable in these jurisdictions. If this were to occur, it would make it difficult for us to sell our products in that region. In addition, some of our chipsets operate in the 5 GHz band, which is also used by government and commercial services such as military and commercial aviation. The FCC and European regulators have traditionally protected government uses of the 5 GHz bands by setting power limits and indoor and outdoor designation and requiring that wireless local area networking devices not interfere with other users of the band such as government and civilian satellite services.

In addition, GPS technology is restricted and its export is controlled. Our business may be impacted by both domestic and international regulations because our technology relies on the GPS satellite network and radio frequency bands. For example, the United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons and block the civilian GPS signal at any time or in hostile areas. In December 2004, the President of the United States authorized a new national policy that established guidance and implementation actions for space-based positioning, navigation, timing programs, augmentations and activities for United States national and homeland security, civil, scientific, and commercial purposes with which our products comply.

Further, radio frequency bands are globally allocated for radio navigation satellite services. International allocations of radio frequency bands are made by the International Telecommunications Union, a specialized technical agency of the United Nations. These allocations are also governed by radio regulations that have treaty status and are subject to modification every two to three years by the World Radio Communication Conference. Further, the FCC continually receives proposals for new technologies and services that may seek to operate in, or across, the radio frequency bands currently used by GPS and other public services.

Changes in current laws or regulations, reversal of usage rights, or the imposition of new laws and regulations in the United States or elsewhere that regulate our products or our customers’ products or the industries in which we operate may materially and adversely impact the sale of our products and our business, financial condition and results of operations.

Personal privacy concerns may limit the growth of the high-volume consumer and commercial GPS-based applications and demand for our GPS products.

GPS-based consumer and commercial applications rely on the ability to receive, analyze and store location information. Consumers may not accept some GPS applications because of the fact that their location can be tracked by others and that this information could be collected and stored. Also, federal and state governments may disallow specific uses of GPS technology for privacy or other reasons or could subject this industry to regulation. If consumers view GPS-based applications as a threat to their privacy, demand for some GPS-based products could decline, which could have an adverse effect on our operating results.

Rapidly changing standards could make our products obsolete, which would cause our operating results to suffer.

We design some of our products to conform to standards set by industry standards bodies such as the IEEE. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE has adopted a draft 802.11n specification after considering many different proposals for the 802.11n standard and we have developed products based on this draft specification. If the IEEE does not adopt the current draft 802.11n standard or if we are unable to complete development of compliant products based on the draft or final specifications on a timely basis, we will lose customers and revenue and our business will be harmed.

If our customers or the industries using wireless technology prefer to integrate wireless capability into other products in which we do not specialize, we may not be able to compete effectively and we will lose customers and our revenue will decline and our business will be harmed.

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

Our corporate headquarters and primary research and development and operations facilities occupy approximately 137,529 square feet in Santa Clara, California under two building leases. The first lease commenced in July 2005 and expires in July 2010. We have the option to extend the lease beyond the initial term for two periods of three years. The second lease commenced in January 2007 and expires in June 2009. We have the option to extend the initial term for one period of three years. We lease additional properties around the world and within the facilities of certain customers and suppliers for use as research and development facilities, sales and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our chipsets, hardware and software. Our international sales and support offices are in locations within the countries and administrative regions of China, Germany, Hong Kong, Japan, Korea and Taiwan, and we have research and development facilities in Irvine, California, Hsinchu, Taiwan, Chennai and Bangalore, India, Shanghai, China and Tampere, Finland and an administrative center in Macao. While we believe our facilities are adequate to meet our immediate needs, it will likely become necessary to lease or acquire additional or alternative space in the current year to accommodate future growth.

Item 3.	Legal Proceedings

ArrayComm v. Atheros Communications, Inc.

On September 11, 2007, ArrayComm LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, ArrayComm alleges that certain of our products infringe U.S. patent numbers 5,592,490, 5,642,353, and 5,828,658. ArrayComm seeks unspecified damages and other relief. We have answered the complaint, denying all allegations and asserting affirmative defenses. We also asserted counterclaims requesting declaratory judgment for non-infringement. However, there can be no assurance that we will be successful in such defense.

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN, Inc. filed two complaints against us and thirteen of our direct and indirect customers in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of our products infringe U.S. patent numbers 5,282,222 and RE37, 802. Wi-LAN seeks unspecified damages and other relief. We believe that we have meritorious defenses to such allegations and intend to defend these lawsuits vigorously. However, there can be no assurance that we will be successful in such defense.

Jerry David Harthcock v. MIPS Technologies, Inc. et al.

On November 27, 2007, Jerry David Harthcock filed a complaint against us and 91 other defendants in the U.S. District Court for Eastern District of Texas, Marshall Division, alleging that MIPS RISC cores infringes one of Harthcock’s patents U.S., patent number 6,347,368. We are a licensee of MIPS and have tendered an indemnity notice to MIPS. To date, we have not been served.

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ATHR.” The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the NASDAQ Global Select Market.

	Year ended December 31, 2006
	High	Low
First Quarter	$27.45	$12.50
Second Quarter	$28.80	$17.90
Third Quarter	$19.28	$14.18
Fourth Quarter	$24.95	$17.01

	Year ended December 31, 2007
	High	Low
First Quarter	$27.51	$21.21
Second Quarter	$32.89	$23.53
Third Quarter	$34.42	$25.28
Fourth Quarter	$35.80	$26.50

As of February 15, 2007, the number of record holders of our common stock was 81. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on February 12, 2004, the date of our initial public offering, and ends on December 31, 2007, the end of our last fiscal year. The graph assumes an investment of $100 on February 12, 2004, and the reinvestment of any dividends.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

*	$100 invested on 2/12/04 in stock or on 1/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
In thousands, except per share data	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Net revenue	$416,960	$301,691	$183,485	$169,607	$87,357
Cost of goods sold(1)	209,579	157,918	102,483	91,574	50,728

Gross profit	207,381	143,773	81,002	78,033	36,629
Operating expenses:
Research and development(1)	100,936	71,084	47,788	42,704	30,673
Sales and marketing(1)	38,010	27,189	17,358	15,825	11,759
General and administrative(1)	21,189	15,315	10,306	9,828	7,155
Amortization of acquired intangible assets(2)	7,402	1,484	—	—	—
Acquired in-process research and development(3)	4,897	10,836	—	—	—

Total operating expenses	172,434	125,908	75,452	68,357	49,587

Income (loss) from operations	34,947	17,865	5,550	9,676	(12,958)
Interest income (expense), net	11,516	8,659	4,854	2,089	(83)
Impairment of long-term investments(5)	(2,277)	—	—	—	—

Income (loss) before income taxes	44,186	26,524	10,404	11,765	(13,041)
Income tax (provision) benefit(4)	(4,206)	(7,846)	6,284	(941)	(125)

Net income (loss)	$39,980	$18,678	$16,688	$10,824	$(13,166)

Basic net income (loss) per share	$0.71	$0.36	$0.34	$0.25	$(1.07)

Diluted net income (loss) per share	$0.67	$0.34	$0.31	$0.21	$(1.07)

Shares used in computing basic net income (loss) per share	55,917	51,760	48,777	42,886	12,335

Shares used in computing diluted net income (loss) per share	59,330	55,494	53,572	51,981	12,335

	December 31,
In thousands	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$219,544	$185,906	$173,645	$154,485	$29,039
Working capital	252,283	204,465	190,399	170,039	19,164
Long-term marketable securities	30,453	—	—	—	—
Total assets	522,137	364,058	239,179	206,363	55,886
Short and long-term debt and capital lease obligations	—	—	—	51	6,737
Total stockholders’ equity	401,457	280,942	196,966	173,040	22,286

(1)	Prior to 2006, we elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation. Therefore, we did not record any compensation expense for stock options we granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. During 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective application method.
(2)	During 2006, we recorded $1.5 million of intangible amortization related to the intangible assets purchased in the acquisitions of ZyDAS and the initial 87.7% acquisition of Attansic’s common stock. During 2007, we recorded $7.4 million of intangible amortization related to the intangible assets purchased in the acquisitions of ZyDAS, the initial 87.7% of Attansic, the remaining 12.3% of Attansic and u-Nav. We amortize acquisition-related identified intangible assets on a straight-line basis over their estimated economic lives.
(3)	During 2006, we recorded $10.8 million of in-process research and development expenses upon the acquisitions of ZyDAS and the initial 87.7% acquisition of Attansic’s common stock. During 2007, we recorded $4.9 million of in-process research and development related to the acquisitions of the remaining 12.3% of Attansic and u-Nav. These charges were recorded as we determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. Amounts related to the u-Nav acquisition are preliminary.
(4)	During 2007, 2006 and 2005, we recorded an income tax benefit of $3.0 million, $1.9 million and $7.5 million respectively, related to the release of a portion of the valuation allowance previously recorded against our deferred tax assets.
(5)	During 2007, we recorded an impairment charge of $2.3 million to reduce the carrying value of certain auction-rate securities we hold, with a par value of $32.7 million. We had determined that the impairment charge is other-than-temporary in nature, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FASB Staff Position FAS 115-1 and FAS 112-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See the discussion in “Liquidity and Capital Resources” in Part II, Item 7, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, as well as Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading developer of highly integrated semiconductor system solutions for communications products. We combine our wireless systems and software expertise with our high-performance radio frequency (RF) mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor (CMOS) processes. Our solutions are used by a broad base of customers, including makers of personal computers, networking equipment and consumer electronic devices. Our product portfolio includes Wireless Local Area Network (WLAN), mobile WLAN, Ethernet, Bluetooth, Global Positioning System (GPS) and Personal Access Systems (PAS) technologies.

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office (SOHO) markets to sophisticated wireless infrastructure systems-on-chip (SoC) with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the personal computer, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers (IEEE) family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards. We have a broad base of leading personal computer original equipment manufacturer (PC OEM) customers, including Acer, Apple, AsusTEK, Fujitsu-Siemens, Hewlett Packard, Lenovo, NEC, Sony and Toshiba and networking equipment manufacturers, including 2Wire, 3COM, Belkin, D-Link, Linksys, NEC AT, NETGEAR, and TP-Link, as well as other consumer electronics customers.

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

In August 2006, we began shipping our low–cost, universal serial bus (USB) solution for WLAN which we obtained through our acquisition of ZyDAS Technology Corporation. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions and in conjunction with the acquisition, it became the Atheros Taiwan Development Center. Under the terms of the share purchase agreement, we paid an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we acquired 87.7% of the outstanding shares of Attansic Technology Corporation, a privately held Taiwan-based fabless integrated circuit design company, specializing in gigabit and fast Ethernet integrated circuit solutions, as well as power management products. Under the terms of the share purchase agreement, we paid an aggregate of approximately $62.4 million in cash and stock. We acquired the remaining 12.3% of Attansic’s outstanding shares in November 2007 for approximately $8.8 million. In December 2006, we began shipping the Ethernet solutions acquired from Attansic for personal computer applications. Our Ethernet solutions are integrated into personal computer LAN-on-motherboards (LOM) by supplying Gigabit Ethernet network interface card (NIC) and physical layer (PHY) products for LOMs. In January 2007, we sold certain assets related to the legacy power management business of Attansic to a third party. The results of operations for Attansic have been included in our consolidated statements of operations since December 2006, net of minority interest. Since November 2007, 100% of the results of operations of Attansic have been included in our consolidated statement of operations. We have provided certain supplemental pro forma information for the acquisition of Attansic in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

During 2007, we introduced our first single chip, CMOS Bluetooth solutions targeting the personal computing market and headset markets. These solutions support the Bluetooth 2.1+ Enhanced Data Rate standard and leverage our expertise in RF design and integration to deliver a highly compact, low power design for use in a variety of Bluetooth enabled devices.

In December 2007, we acquired certain of the assets and liabilities from u-Nav Microelectronics Corporation, or u-Nav, a privately held fabless semiconductor company specializing in GPS chipsets and software that enable mobile location-based products and services. Under the terms of the purchase agreement, we paid an aggregate of $54.1 million in cash, stock and assumed liabilities. In January 2008, we began shipping the GPS solutions acquired from u-Nav for personal navigation devices (PNDs). The results of operations from the u-Nav acquisition have been included in our consolidated statements of operations since the date of acquisition.

Revenue. Our revenue is derived primarily from the sale of WLAN, Ethernet and PAS chipsets and to a lesser extent, from licensed software and services. In addition, we have introduced Bluetooth and GPS semiconductor products that we anticipate will generate revenue in 2008. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers (OEMs), utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicard, PNDs and headsets. OEMs also utilize our Ethernet chip solutions in developing local area network (LAN) solutions such as LOMs. OEMs use our PAS chip solutions for the development of PAS network handheld phones. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers (ODMs) to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

We defer recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the products are sold by the distributors to their customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products.

We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers. The following table shows the customers that represented greater than 10% of revenue for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
Hon Hai Precision Industry Co. Ltd.	25%	20%	15%
UTStarcom, Inc.	*	10	*
Alpha Networks, Inc.	*	*	15
Cameo Communications, Inc.	*	*	13
Askey Computer Corporation	*	*	10

*	less than 10% in the applicable period.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 97%, 98% and 96% of net revenue in the years ended December 31, 2007, 2006 and 2005, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and write downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Additionally, our cost of goods sold includes accruals for warranty obligations, which we record when revenue is recognized. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods. We expect our future cost of goods sold to fluctuate based on the volume of chipsets shipped and the resulting product mix, which contains products with varying levels of costs per chip.

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

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, expenses for travel, trade shows and depreciation, resource planning software and allocated occupancy costs. We expect sales and marketing expenses will increase in absolute dollars as we hire additional personnel and expand our sales and marketing efforts.

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees and banking fees, charges related to allowance for doubtful accounts, resource planning software and allocated occupancy costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to the amortization of intangible assets acquired in the ZyDAS, Attansic and u-Nav acquisitions. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants-not-to-compete.

Acquired In-Process Research and Development. Acquired in-process research and development relates to the in-process research and development expensed upon the acquisition of ZyDAS, Attansic and u-Nav, as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

Interest Income, net. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances.

Impairment of Long-Term Marketable Securities. Impairment of long-term marketable securities relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities; such securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. While we have received all interest payments due on these instruments on a timely basis, we have determined that these assets have been other-than-temporarily impaired and should be classified as long-term marketable securities. Since each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, we have used a discounted cash flow model to estimate the fair value of these investments as of December 31, 2007.

See the discussion in “Liquidity and Capital Resources” in Part II, Item 7, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, as well as Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge.

Provision for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.

We recorded a net income tax expense of $4.2 million, $7.8 million, and a net income tax benefit of $6.3 million, for 2007, 2006 and 2005, respectively. These amounts included income tax benefits of $3.0 million, $1.9 million, and $7.5 million, for 2007, 2006 and 2005, respectively, related to releases of valuation allowance against our deferred tax assets.

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

Revenue Recognition. We derive revenue primarily from the sale of our communication integrated circuits (ICs). We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for the products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

We provide incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer

(Including a Reseller of the Vendor’s Products). Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between us and our customers. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual claims submitted by the customers differ significantly from the original estimates, which may have the effect of increasing or decreasing net revenue and gross profit as a percentage of revenue in a particular period.

We defer recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products.

Fair Value of Financial Instruments. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. We believe that the carrying amounts of the financial instruments approximate their respective fair market values due to their short maturities. When there is no readily available market data, we may make fair value estimates, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Marketable Securities.- We classify marketable securities as available for sale. We view our available-for sale-portfolio as available for use in current operations. Accordingly, we have classified all investments with a readily available market as short-term, even though the maturity dates may be one year or more beyond the current balance sheet date, because of the intent to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program. When we find that a readily available market does not currently exist for the securities, we classify these securities as long-term due to the potential inability to sell the securities within one year of the current balance sheet date.

Available-for-sale securities are recorded at fair value, and we record temporary unrealized holding gains and losses as a separate component of accumulated other comprehensive income. We charge unrealized losses against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board (FASB) Staff Position (FSP), Financial Accounting Standards (FAS) 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and, (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

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

Stock-Based Compensation. Prior to January 1, 2006, we elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB) No. 25,

and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Therefore, we did not record any compensation expense for stock options we granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. We complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options.

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective application method. Under the modified prospective application method, compensation expense for stock-based awards granted by us as a public company prior to, but not yet vested as of January 1, 2006, is based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123. For stock-based awards granted before November 26, 2003 (the date on which we filed our registration statement for our initial public offering), we continue to record compensation expense following the provisions of APB 25. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. At December 31, 2007 there was $55.8 million of total unrecognized compensation cost related to non-vested compensation arrangements granted under all equity compensation plans, net of estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.0 years.

We estimate the fair value of options granted using the Black-Sholes option valuation model and the assumptions used shown in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K. We estimate the expected term of options based on the expected terms of similar entities since we do not have sufficient historical experience for determining the expected term of our stock option awards. We estimate the volatility of our common stock at the date of grant based on considerations of the implied volatility of long-term options traded on the open market and our average historical volatilities and those of similar entities since we do not have sufficient historical volatility to be able to make that determination based solely on our equity instruments.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position, as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

Goodwill and Acquired Intangible Assets. We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We amortize acquisition-related identified intangibles on a straight-line basis over their estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants-not-to-compete.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we measure and test goodwill on an annual basis on October 31 or more frequently if we believe indicators of impairment exit. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. We have one reporting unit. We determine the fair value of the reporting unit by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. We only perform the second step of the process if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded. We have not been required to perform this second step of the process since our adoption of SFAS No. 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Long-lived Assets. We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (1) quoted market prices or (2) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. Our estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.

Litigation and Settlement Costs. Recently, we have been involved in litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure that these actions or other third party claims against us will be resolved without costly litigation including any potential substantial settlement charges. In addition, the determination of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the opposing party’s intellectual property rights, which could adversely impact our profitability in future periods, or prevent us from selling certain of our products or to cease in the development of a certain type of technology. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We would record a charge equal to at least the minimum estimated liability for a loss contingency if information available prior to issuance of financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and the loss can be reasonably estimated. Actual liabilities in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%
Cost of goods sold	50	52	56

Gross profit	50	48	44
Operating expense:
Research and development	24	24	26
Sales and marketing	9	9	9
General and administrative	5	5	6
Amortization of acquired intangible assets	2	—	—
Acquired in-process research and development	1	4	—

Total operating expenses	41	42	41

Income from operations	9	6	3
Interest income, net	3	3	3
Impairment of long-term marketable securities	(1)	—	—
Income tax (provision) benefit	(1)	(3)	3

Net income	10%	6%	9%

Years Ended December 31, 2007 and 2006

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2007
	2007	2006
Net revenue	$416,960	$301,691	38%

The increase in net revenue for the year ended December 31, 2007 compared to 2006 was due to the increased volume of chipsets shipped as a result of further acceptance of our wireless chipset products, additional market demand for wireless networking products and ramping demand for our Ethernet solutions, partially offset by decreased demand for our PAS products. As a result, the total number of chipsets shipped approximately doubled in 2007 compared to 2006. The increase in revenue attributed to the increase in chipsets shipped was partially offset by a decrease in the average selling price of these shipped chipsets as we aggressively priced our products to pursue market share and we experienced increased demand for our Ethernet chipsets, which carry a lower average selling price compared to our WLAN and PAS products.

Gross Profit

	Years Ended December 31,		% Change in 2007
	2007	2006
Gross profit	$207,381	$143,773	44%
% of net revenue	50%	48%

Gross profit as a percentage of revenue increased in the year ended December 31, 2007 compared to 2006 primarily as a result of a greater concentration in higher margin products as a percentage of our total product mix, partially offset by a decline in the overall blended selling prices of our products shipped. We have been able to offset declines in average selling prices with supply chain efficiencies as the number of chipsets shipped in 2007 approximately doubled. We expect that our gross margin percentage will increase in the first quarter of 2008 compared to the 2007 annual gross margin percentage, based primarily on the continued benefit from existing supply chain efficiencies and the anticipated product mix, but on a sequential quarterly basis we expect our gross margin percentage will decline.

Research and Development

	Years Ended December 31,		% Change in 2007
	2007	2006
Research and development	$100,936	$71,084	42%
% of net revenue	24%	24%

The increase in research and development expenses of $29.9 million was partly due to additional compensation-related costs of $21.2 million, primarily attributable to a 34% increase in the number of employees engaged in research and development activities in 2007 to support our growth. The headcount increase was due primarily to an expansion of our research and development personnel in our five design centers and to a lesser extent, the additional headcount acquired as part of the u-Nav acquisition. Of the increase in compensation-related expenses, $5.7 million was due to the increase in stock-based compensation. Further, there were increases in software expenses of $1.6 million, tapeout costs of $1.5 million, product development and testing component expenses of $1.3 million and depreciation expense of $1.1 million, primarily due to increased chip development efforts for new and existing markets. We anticipate that research and development expenses will increase in absolute dollars in the first quarter of 2008 compared to the fourth quarter of 2007.

Sales and Marketing

	Years Ended December 31,		% Change in 2007
	2007	2006
Sales and marketing	$38,010	$27,189	40%
% of net revenue	9%	9%

The increase in sales and marketing expenses of $10.8 million was partly due to additional compensation-related costs of $8.6 million, primarily attributable to a 32% increase in the number of employees engaged in sales and marketing activities in 2007 to support our growth. Of the increase in compensation-related expenses, $2.0 million was due to the increase in stock-based compensation. We anticipate that sales and marketing expenses will increase in absolute dollars in the first quarter of 2008 compared to the fourth quarter of 2007.

General and Administrative

	Years Ended December 31,		% Change in 2007
	2007	2006
General and administrative	$21,189	$15,315	38%
% of net revenue	5%	5%

The increase in general and administrative expenses of $5.9 million was mainly due to additional compensation-related costs of $3.3 million, primarily attributable to a 25% increase in the number of employees engaged in general and administrative activities in 2007 to support our growth, including a $1.1 million increase in stock-based compensation. We anticipate that general and administrative expenses will remain materially flat in absolute dollars in the first quarter of 2008 compared to the fourth quarter of 2007.

Amortization of Acquired Intangible Assets

	Years Ended December 31,		% Change in 2007
	2007	2006
Amortization of acquired intangible assets	$7,402	$1,484	399%
% of net revenue	2%	—%

During 2007, we recorded a total of $7.4 million in charges related to the amortization of acquired intangible assets from the ZyDAS, Attansic and u-Nav acquisitions. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants not-to-compete. The identified intangible assets of $17.0 million acquired from the u-Nav acquisition are preliminary estimates and are subject to subsequent revisions upon finalization of the valuation analysis. Amortization of acquired intangible assets in 2006 included amortization for acquired intangible assets resulting from the ZyDAS and Attansic acquisitions for a partial year. In 2007, amortization included a full year of amortization resulting from the ZyDAS and Attansic acquisitions and only a partial year from the u-Nav acquisition.

Acquired In-Process Research and Development

	Years Ended December 31,		% Change in 2007
	2007	2006
Acquired in-process research and development	$4,897	$10,836	(55)%
% of net revenue	1%	4%

The acquired in-process research and development (IPR&D) charges for 2007 related to the acquisitions of the remaining 12.3% of the capital stock of Attansic and u-Nav, and charges in 2006 related to the initial acquisition of 87.7% of the capital stock of Attansic and ZyDAS. The amounts allocated to IPR&D, were determined through estimates and valuation techniques based on the terms and details of each acquisition The amounts allocated to IPR&D were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future use existed at the date of acquisition.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach. The income approach focuses on the income-producing capability of an asset. It incorporates the calculation of the present value of future economic benefits such as cash earnings, cost savings, tax deductions and proceeds from disposition. Indications are developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. The discount rate selected is generally based on the rate of return available from alternative investments of similar type and quality. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles, and market penetration and growth rates.

The IPR&D charges include only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of any developed technology is included in intangible assets and is amortized accordingly. The amounts recorded as IPR&D represent the estimated fair values and approximate amounts at which an independent third party would value these projects as of the respective acquisition dates.

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations of IPR&D for acquisitions completed in 2007 and 2006:

Acquisition	In-process Project	Average Estimated Percent Complete	Average Estimated Years to Complete	Estimated Cost to Complete (in millions)	Risk Adjusted Discount Rate	IPR&D (in millions)
2007 Acquisitions
u-Nav	Single-chip GPS device	43%	0.8	$4.3	20%	$3.2
Attansic Second Close	Ethernet controllers/switches	93%	0.5	1.0	21-22%	1.7
2006 Acquisitions
Attansic First Close	Ethernet controllers/switches	83%	1.1	2.4	22-23%	10.4
ZyDAS	Mobile Communications ICs	52%	1.5	0.4	21%	0.4

At December 31, 2007 the Ethernet products, the Single-chip GPS device and the ZyDAS miscellaneous development projects were still in process. Actual results to date have been materially consistent with our assumptions at the time of the acquisitions. The assumptions consist of expected completion dates for the IPRD projects, estimated costs to complete the projects, and revenue and expense projects for the product once they have entered the market.

Interest Income, Net

	Years Ended December 31,		% Change in 2007
	2007	2006
Interest income, net	$11,516	$8,659	33%
% of net revenue	3%	3%

During the year ended December 31, 2007, we experienced increased interest income compared to the same period in 2007, partly due to a $64.1 million increase in cash, cash equivalents and marketable securities, resulting primarily from the generation of cash from operations, the exercise of employee stock options and employee stock purchases through our Employee Stock Purchase Plan. This increase was partly offset by cash outlays for the acquisitions of the remaining 12.3% outstanding shares of Attansic, the u-Nav acquisition and for capital equipment. The effect on interest income of the increased cash, cash equivalents and marketable securities in 2007 was partially offset by decreased yields achieved on our investment portfolio in the year ended 2007 over the same period in 2006.

Impairment of Long-Term Marketable Securities

During fiscal 2007, we recorded an impairment charge of $2.3 million to reduce the carrying value of the auction-rate securities we hold. We have determined that the impairment charge is other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See the discussion at “Liquidity and Capital Resources” in Part II, Item 6 , “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, as well as Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge. We expect the estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Income Tax Provision

	Years Ended December 31,		% Change in 2007
	2007	2006
Income tax provision	$4,206	$7,846	(46)%
% of net revenue	1%	3%

The income tax provision for 2007 was $4.2 million, which represents approximately 9.5% of pretax income. The effective tax rate for 2007 was lower than the 35.0% statutory rate, primarily due to foreign tax rate differences and by an income tax benefit of $3.0 million related to the release of valuation allowance against our deferred tax assets, which consisted of research and development tax credits. During 2007, we reassessed the valuation allowance previously recorded against our net deferred tax assets. Based on our earnings history and projected future taxable income, we determined that it was more likely than not a portion of our valuation allowance against deferred tax assets was no longer required. Accordingly, we released this portion of the valuation allowance that was previously recorded against our deferred tax assets. The income tax provision for 2006 was $7.8 million, or 29.6% of pretax income. The effective tax rate was lower than the 35.0% statutory rate primarily due to an income tax benefit of $1.9 million related to the partial release of valuation allowance against our deferred tax assets, which consisted primarily of net operating loss carryforwards and research and development tax credits.

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

Gross profit as a percentage of revenue increased in the year ended December 31, 2006, compared to the year ended 2005 primarily as a result of a greater concentration in higher margin products as a percentage of our total product mix, partially offset by a decline in the overall blended selling prices of our comparable chips.

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

Income Tax (Provision) Benefit

	Years Ended December 31,		% Change in 2006
	2006	2005
Income tax (provision) benefit	$(7,846)	$6,284	N/A
% of net revenue	(3)%	3%

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

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2007, consisted of cash, cash equivalents and short-term marketable securities of $219.5 million and our revolving credit facility, under which $9.0 million was available to borrow.

Operating Activities. Our operating activities provided cash in the amount of $71.5 million, $49.4 million, and $17.1 million in 2007, 2006 and 2005 respectively.

Cash provided by operating activities in 2007 was primarily due to the following operating activities:

Our net income was $40.0 million in 2007. Included in our 2007 net income was $18.3 million representing our non-cash stock-based compensation expense, net of excess tax benefits from employee stock awards. We expensed $12.5 million in 2007 in non-cash amortization and write-offs of acquired intangible assets, acquired in-process research and development and other charges related to the acquisitions of ZyDAS, Attansic, and u-Nav. Also included in net income was depreciation and amortization expense of $5.0 million, a tax benefit for employee stock-based awards of $3.5 million and a non-cash other than temporary impairment of our long-term marketable securities $2.3 million.

Accounts payable increased by $11.9 million in 2007 primarily due to the timing of inventory purchases to meet the demand for our products and timing of payments to our vendors. These operating cash increases were partially offset by a $10.7 million in accounts receivable in 2007 as a result of increased revenue and the timing of customer payments. In addition, our inventory increased by $7.7 million in 2007, to meet the increased customer demand for our products.

Cash provided by operating activities in 2006 was primarily due to the following operating activities:

Our net income was $18.7 million in 2006. Included in our 2006 net income was $6.0 million representing our non-cash stock based compensation expense, net of excess tax benefits from employee stock awards. In 2006, we adopted the provisions of SFAS No. 123R, resulting in higher charges for stock-based compensation and higher excess tax benefits from employee stock awards than in years prior to 2006, when we recorded stock-based compensation pursuant to the provisions of APB No. 25 and SFAS No. 123. In 2006, we expensed $13.6 million in non-cash amortization and write-offs of acquired intangible assets, acquired in-process research and development and other charges related to the acquisitions of ZyDAS and Attansic. There were no acquisition-related expenses prior to 2006. Further, there was $3.3 million of depreciation and amortization included in net income in 2006.

Our accrued and other liabilities increased by $18.0 million in 2006, primarily related to a $13.6 million increase in accrued customer incentives associated with the 64% increase in revenue during the year and a $3.0 million increase in accrued compensation and benefits, associated with an increase in our headcount. These operating cash flow increases were partially offset by a $12.5 million increase in accounts receivable in 2006 as a result of increased revenue and the timing of customer payments. Our inventory increased by $1.4 million to meet the increased customer demand for our products. Accounts payable decreased by $961,000 primarily due to the timing of inventory purchases to meet the demand for our products and the timing of payments to our vendors.

Cash provided by operating activities in 2005 was primarily due to the following operating activities:

Our net income was $16.7 million in 2005. Included in our 2005 net income was $1.9 million of stock-based compensation pursuant to the provisions of APB No. 25. In addition, net income included $1.8 million of depreciation and amortization.

Our accrued and other liabilities increased by $3.8 million in 2005, primarily related to a $2.1 million increase in accrued compensation and benefits, resulting from a 26% increase in employees compared to 2004.

In addition, accounts payable increased by $3.4 million, primarily due to the timing of inventory purchases to meet the demand for our products and timing of payments to our vendors. These operating cash flow increases were partially offset by a $5.3 million increase in inventory to meet increased customer demand for our products

Investing Activities. Our investing activities used $21.6 million and $46.9 million in 2007 and 2006 respectively, and provided $20.1 million in 2005. Our investing activities used $21.1 million in 2007, primarily due to the $23.7 million, net of cash acquired, we paid to acquire the outstanding 12.3% of Attansic common stock and u-Nav in 2007, partially offset by maturities of marketable securities, net of purchases of $9.7 million. Our investing activities used $46.9 million in cash 2006, primarily due to the $52.1 million, net of cash acquired, we paid to acquire ZyDAS and the initial 87.7% of the outstanding common stock of Attansic in 2006, partially offset by maturities of marketable securities, net of purchases, of $11.1 million. Our investing activities provided $20.1 million in 2005, primarily resulted from maturities of marketable securities, net of purchases, of $23.1 million.

Capital expenditures were $9.7 million, $5.2 million, $4.1 million in 2007, 2006 and 2005, respectively. Capital expenditures in 2007 primarily consisted of leasehold improvements, and capital expenses for information systems and computers, test equipment and software purchases. Capital expenditures in 2006 and 2005 primarily consisted of computer and test equipment purchases. We anticipate capital expenditures will increase in 2008 in order to support future growth.

Financing Activities. Our financing activities provided cash of $26.0 million, $20.4 million and $5.3 million in each of 2007, 2006 and 2005, respectively. Cash provided from financing activities in 2007, 2006 and 2005 was primarily due to the exercise of employee options to purchase our common stock and purchases of our common stock pursuant to our employee stock purchase plan.

We have a revolving credit facility at a bank that provides financing up to $10.0 million for working capital requirements. The credit facility is scheduled to expire in March 2008, but we anticipate that we will renew the facility for another year. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment, which we reduced to $1.0 million in 2007. This reduced the amount available to borrow at December 31, 2007 to $9.0 million. In January 2008, we issued another standby letter of credit of $650,000, to secure an additional operating lease, which further reduced the amount available to borrow to $8.3 million. At December 31, 2007, no balances were outstanding against the revolving credit facility. Interest on borrowings under the revolving credit facility is calculated at the bank’s prime rate. The revolving credit facility is collateralized by all of our tangible assets and the agreement contains financial and non-financial covenants with which we must comply. Through December 31, 2007, we were in compliance with all required covenants.

Long-term marketable securities consist of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of December 31, 2007, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $30.4 million, which resulted in a $2.3 million other-than-temporary impairment. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. We have re-classified these auction-rate securities as long-term available-for-sale securities as of December 31, 2007. We believe we have the ability to hold these securities for longer than a period of twelve months.

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

We believe that research and development is essential to expanding our core technologies and product offerings. Our research and development expenses were $100.9 million, $71.1 million and $47.8 million in 2007, 2006 and 2005, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and cash equivalents and short-term marketable securities.

We believe that our existing cash and cash equivalents, short-term marketable securities and amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In August 2006, we acquired ZyDAS for an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. Certain of these milestones were met as of December 31, 2007 and the respective payments have been made and have been recorded as compensation expense. In November 2007, we acquired the remaining 12.3% of the outstanding shares of Attansic for approximately $8.8 million in cash. In December 2006, we acquired 87.7% of the outstanding shares of Attansic for $62.4 million consisting of $37.6 million in cash and $24.8 million in our common stock. In December 2007, we acquired u-Nav for approximately $54.1 million in cash, stock and assumed liabilities. We may enter into arrangements in the future with respect to potential investments in, acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2007 we had no off-balance sheet arrangements as defined in SEC regulations. The following summarizes our contractual obligations at December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
	Less Than 1 Year	1-3 Years	After 3 Years	Total
Contractual obligations
Operating leases	$5.2	$5.6	$0.5	$11.3
Commitments under licensing agreements	5.2	7.2	0.9	13.3
Purchase of goods and services	74.3	—	—	74.3

Total	$84.7	$12.8	$1.4	$98.9

We have excluded $31.1 million in FIN 48 liabilities from the contractual obligations table because we cannot make a reasonably reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 13 to the Consolidated Financial Statements in Item 8 of this Form10-K for a discussion of income taxes.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our future consolidated financial statements, but we do not believe that it will have a material effect.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to elect to measure certain financial assets and financial liabilities at fair value requiring that unrealized gains and losses be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for annual financial statements for the first fiscal year beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our future consolidated financial statements, but we do not believe that it will have a material effect.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe SFAS No. 141R may have a material impact on our consolidated financial statements when effective, depending on the size and nature of any future business combinations that we may enter into.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of December 31, 2007, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, auction-rate securities and U.S. government securities. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our long-term marketable securities consist of auction-rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term marketable securities consist of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of December 31, 2007, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $30.4 million, resulting in a $2.3 million other-than-temporary impairment. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. We will not be able to liquidate any of our remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. We have re-classified these auction-rate securities as long-term available-for-sale securities as of December 31, 2007. We believe we have the ability to hold these securities for longer than a period of 12 months.

We have determined that as of January 31, 2008 the fair value of our auction-rate securities have further declined by an additional $3.5 million, reducing the estimated fair value to approximately $26.9 million. We expect the estimated fair value of these securities could decrease or increase significantly in the future based on market conditions. As a result, we currently expect to record an additional impairment charge during the quarter ending March 31, 2008, the amount of which will depend on the estimated fair value of our auction-rate securities as of March 31, 2008. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment charges. These charges could be substantial.

The following table presents the amounts of cash equivalents and marketable securities (in thousands, except percentages) that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2007. Our variable rate securities consist entirely of auction-rate securities. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in Three Months or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
Fixed Rate	$122,258	$12,041	$19,733	$154,032
Weighted Average Interest Rate	4.41%	5.01%	5.10%	4.54%

Variable Rate	$—	$—	$30,453	$30,453
Weighted Average Interest Rate	—%	—%	6.89%	6.89%

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment, which was subsequently reduced to $992,000. In January 2008, we issued another standby letter of credit for $650,000 to secure an addition operating lease for equipment. These standby letters of credit have reduced the amount available to borrow under this credit facility from $10.0 million to $8.3 million. At December 31, 2007, no balances were outstanding against the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

Our direct exposure to foreign exchange rate fluctuations is currently minimal. Our sales agreements generally provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. The risk associated with fluctuating currency exchange rates is limited to our operating expenses and capital expenditures denominated in currencies other than the United States’ dollar and we believe that a 10% change in currency exchange rates may have a significant impact on the fair value of our operating expenses or capital expenditures. Increases or decreases in the value of the United States’ dollar relative to other currencies could make our products more or less expensive, which could have an impact on our business. Future fluctuations in currency exchange rates could have a material impact on our business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 excluded the internal control over financial reporting at u-Nav Microelectronics Corporation which was acquired on December 14, 2007, and whose financial statements constitute less than 2% in the aggregate of net and total assets, net revenue and net income of the consolidated financial statements of the Company as of and for the year ended December 31, 2007.

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

Our external control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent public accounting firm, as stated in the report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited the internal control over financial reporting of Atheros Communications, Inc. and its subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at u-NAV Microelectronics Corporation, which was acquired on December 14, 2007, and whose financial statements constitute less than 2% of each of net and total assets, net revenue, and net income of the consolidated financial statements of the Company as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at u-NAV Microelectronics Corporation. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Deloitte & Touche LLP

San Jose, California

February 27, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors—Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders to be held on May 22, 2008 (the “2008 Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference.

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Marshall Mohr (Chairperson), Andrew Rappaport and Willy Shih. All of such members meet the independence standards established by the NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that Marshall Mohr qualifies as an “audit committee financial expert” within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement.

The following chart sets forth certain information as of December 31, 2007, with respect to our equity compensation plans, specifically our 1998 Stock Incentive Plan, or the 1998 Plan, 2004 Stock Incentive Plan, or the 2004 Plan, 2004 Employee Stock Purchase Plan, or the ESPP, and certain options previously granted by Attansic Technology Corporation and assumed by us in connection with the acquisition of Attansic. Each of the 1998 Plan, the 2004 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	10,023,648	$14.07	869,231
Equity compensation plans not approved by security holders	12,099	$5.59	None

Total	10,035,747	$14.06	869,231

(1)	Includes shares reserved for issuance under the 2004 Plan. The number of shares reserved for issuance under the 2004 Plan automatically increases on January 1st of each year by the lesser of (i) 3,750,000 shares, (ii) five percent (5%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the board of directors. In addition, the number of shares reserved for issuance under the 2004 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1998 Plan that are subsequently forfeited or terminate for any other reason before being exercised and unvested shares that are forfeited pursuant to the 1998 Plan. Also includes shares reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) 750,000 shares, or (ii) one and one-quarter percent (1.25%) of the number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Party Transactions” and “Election of Directors—Committees of the Board of Directors” in our 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies” in our 2008 Proxy Statement.

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

The following exhibits and schedules to the Share Purchase Agreement have been omitted. The Registrant will furnish copies of the omitted exhibit and schedules to the Commission upon request.

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

2.3

Asset Purchase Agreement, dated December 13, 2007, by and between u-Nav Microelectronics Corporation, a Delaware corporation, and the Registrant (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007, and incorporated herein by reference).

The following exhibits and schedules to the Asset Purchase Agreement have been omitted. The Registrant will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Exhibit Number	Description

        Exhibit A

        Exhibit B

        Exhibit C

        Exhibit D

        Exhibit E

        Exhibit F-1

        Exhibit F-2

        Exhibit G-1

        Exhibit G-2

        Exhibit H

        Exhibit I-1

        Exhibit I-2

        Exhibit J

        Exhibit K

        Exhibit L

        Exhibit M

        Exhibit N

        Exhibit O

        Exhibit P

Excluded Assets

Assumed Liabilities

Form of Transferee Joinder

Form of Earn-Out Agreement

Form of Escrow Agreement

Form of Acquirer Officer’s Certificate

Form of Acquirer Secretary’s Certificate

Form of the Company Officer’s Certificate

Form of the Company Secretary’s Certificate

Form of FIRPTA Certificate

Form of Employment Agreement

Form of Confidentiality and Invention Assignment Agreement

Form of Bill of Sale

Form of Assignment and Assumption Agreement

Form of Release

Form of Patent Assignment

Form of Trademark Assignment

Form of Copyright Assignment

Form of Assignment of Purchase Agreement

	Schedule 1.1(c)(i) Schedule 1.1(c)(ii) Schedule 1.1(c)(iii) Schedule 1.1(c)(v) Schedule 1.1(c)(vi) Schedule 9.2	Receivables Inventory Tangible Assets Contracts Domain Names Allocation

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements there under (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan and form of agreements there under (filed as Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.4(1)	Form of restricted stock award agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.5(1)	Form of restricted stock unit agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.6(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated herein by reference).

10.7	Lease Agreement dated as of April 8, 2005, between Registrant and Prentiss Properties Acquisition Partners, L.P., (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2005, and incorporated herein by reference).

10.8	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.9(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.10(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated November 19, 2003, by and between the Registrant and Paul G. Franklin (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.12(1)	Offer Letter, dated December 29, 2005, by and between the Registrant and Gary Szilagyi (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.13(1)	Offer Letter, dated May 14, 2007, by and between the Registrant and Ben Naskar.

10.14(1)	Summary of 2007 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 2, 2007 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 7, 2007, and incorporated herein by reference).

10.15(1)	Summary of 2008 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 6, 2008 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 12, 2008, and incorporated herein by reference).

Exhibit Number	Description

10.16	Second Amended and Restated Investors’ Rights Agreement dated April 18, 2001 and amendments thereto (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 72).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

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

Date: February 28, 2008

ATHEROS COMMUNICATIONS, INC.

/s/ CRAIG H. BARRATT
Craig H. Barratt Chief Executive Officer and President (Principal executive officer)

/s/ JACK R. LAZAR
Jack R. Lazar Vice President of Corporate Development, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

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

Signature	Title	Date

/s/ JOHN L. HENNESSY	Chairman of the Board of Directors	February 28, 2008
John L. Hennessy

/s/ CRAIG H. BARRATT	President and Chief Executive	February 28, 2008
Craig H. Barratt	Officer (Principal Executive Officer) and Director

/s/ JACK R. LAZAR	Vice President of Corporate	February 28, 2008
Jack R. Lazar	Development, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ DAVID D. TORRE	Vice President and Chief Accounting	February 28, 2008
David D. Torre	Officer (Principal Accounting Officer)

/s/ TERESA H. MENG	Director	February 28, 2008
Teresa H. Meng

/s/ MARSHALL L. MOHR	Director	February 28, 2008
Marshall L. Mohr

/s/ ANDREW S. RAPPAPORT	Director	February 28, 2008
Andrew S. Rappaport

/s/ WILLY C. SHIH	Director	February 28, 2008
Willy C. Shih

Exhibit Index

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

The following exhibits and schedules to the Share Purchase Agreement have been omitted. The Registrant will furnish copies of the omitted exhibit and schedules to the Commission upon request.

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

2.3

Asset Purchase Agreement, dated December 13, 2007, by and between u-Nav Microelectronics Corporation, a Delaware corporation, and the Registrant (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007, and incorporated herein by reference).

The following exhibits and schedules to the Asset Purchase Agreement have been omitted. The Registrant will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Exhibit A Exhibit B Exhibit C Exhibit D Exhibit E Exhibit F-1 Exhibit F-2 Exhibit G-1 Exhibit G-2 Exhibit H Exhibit I-1 Exhibit I-2 Exhibit J Exhibit K

Excluded Assets

Assumed Liabilities

Form of Transferee Joinder

Form of Earn-Out Agreement

Form of Escrow Agreement

Form of Acquirer Officer’s Certificate

Form of Acquirer Secretary’s Certificate

Form of the Company Officer’s Certificate

Form of the Company Secretary’s Certificate

Form of FIRPTA Certificate

Form of Employment Agreement

Form of Confidentiality and Invention Assignment Agreement

Form of Bill of Sale

Form of Assignment and Assumption Agreement

Exhibit Number	Description
	Exhibit L Exhibit M Exhibit N Exhibit O Exhibit P	Form of Release Form of Patent Assignment Form of Trademark Assignment Form of Copyright Assignment Form of Assignment of Purchase Agreement

	Schedule 1.1(c)(i) Schedule 1.1(c)(ii) Schedule 1.1(c)(iii) Schedule 1.1(c)(v) Schedule 1.1(c)(vi) Schedule 9.2	Receivables Inventory Tangible Assets Contracts Domain Names Allocation

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements there under (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan and form of agreements there under (filed as Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.4(1)	Form of restricted stock award agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.5(1)	Form of restricted stock unit agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.6(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated herein by reference).

10.7	Lease Agreement dated as of April 8, 2005, between Registrant and Prentiss Properties Acquisition Partners, L.P., (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2005, and incorporated herein by reference).

Exhibit Number	Description
10.8	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.9(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.10(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated November 19, 2003, by and between the Registrant and Paul G. Franklin (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.12(1)	Offer Letter, dated December 29, 2005, by and between the Registrant and Gary Szilagyi (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.13(1)	Offer Letter, dated May 14, 2007, by and between the Registrant and Ben Naskar.

10.14(1)	Summary of 2007 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 2, 2007 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 7, 2007, and incorporated herein by reference).

10.15(1)	Summary of 2008 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 6, 2008 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 12, 2008, and incorporated herein by reference).

10.16	Second Amended and Restated Investors’ Rights Agreement dated April 18, 2001 and amendments thereto (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 72).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Exhibit Number	Description
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

ATHEROS COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Atheros Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

February 27, 2008

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$174,256	$98,383
Short-term marketable securities	45,288	87,523
Accounts receivable, net	58,002	46,016
Inventory	35,497	25,879
Prepaid expenses, deferred income taxes and other current assets	16,084	10,645

Total current assets	329,127	268,446
Property and equipment, net	13,492	8,994
Long-term marketable securities	30,453	—
Goodwill	100,899	58,272
Acquired intangible assets, net	35,226	23,445
Deferred income taxes and other assets	12,940	4,901

Total assets	$522,137	$364,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,576	$17,123
Accrued and other current liabilities	47,268	46,858

Total current liabilities	76,844	63,981

Deferred income taxes and other long-term liabilities	43,836	19,135
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0005 par value, 200,000,000 shares authorized; 58,728,116 and 54,304,177 shares issued and outstanding at December 31, 2007 and 2006, respectively	400,034	319,424
Accumulated other comprehensive gain (loss)	185	(81)
Retained earnings (accumulated deficit)	1,238	(38,401)

Total stockholders’ equity	401,457	280,942

Total liabilities and stockholders’ equity	$522,137	$364,058

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Years Ended December 31,
	2007	2006	2005
Net revenue	$416,960	$301,691	$183,485
Cost of goods sold	209,579	157,918	102,483

Gross profit	207,381	143,773	81,002

Operating expenses:
Research and development	100,936	71,084	47,788
Sales and marketing	38,010	27,189	17,358
General and administrative	21,189	15,315	10,306
Amortization of acquired intangible assets	7,402	1,484	—
Acquired in-process research and development	4,897	10,836	—

Total operating expenses	172,434	125,908	75,452

Income from operations	34,947	17,865	5,550
Interest income, net	11,516	8,659	4,854
Impairment of long-term marketable securities	(2,277)	—	—

Income before income taxes	44,186	26,524	10,404
Income tax (provision) benefit	(4,206)	(7,846)	6,284

Net income	$39,980	$18,678	$16,688

Basic net income per share	$0.71	$0.36	$0.34

Shares used in computing basic net income per share	55,917	51,760	48,777

Diluted net income per share	$0.67	$0.34	$0.31

Shares used in computing diluted net income per share	59,330	55,494	53,572

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

In thousands, except share amounts

	Common Stock		Stockholder Notes Receivable	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount

BALANCES, January 1, 2005	47,946,900	$249,638	$(7)	$(2,484)	$(340)	$(73,767)	$173,040
Components of comprehensive income:
Net income						16,688	16,688
Unrealized loss on marketable securities					(149)		(149)

Total comprehensive income							16,539
Exercise of stock options and issuance of restricted stock	1,461,234	3,642		(785)			2,857
Issuance of common stock pursuant to employee stock purchase plan	401,513	2,536					2,536
Repurchase of common stock	(15,446)	(28)					(28)
Reversal of deferred stock-based compensation		(478)		478			—
Amortization of deferred stock-based compensation				1,856			1,856
Tax benefit on employee stock transactions		159					159
Forgiveness of stockholder notes receivable			7				7

BALANCES, December 31, 2005	49,794,201	255,469	—	(935)	(489)	(57,079)	196,966
Components of comprehensive income:
Net income						18,678	18,678
Unrealized gain on marketable securities					408		408

Total comprehensive income							19,086
Exercise of stock options and issuance of restricted stock	2,720,836	10,233					10,233
Issuance of common stock in connection with acquisitions
	1,398,440	32,113					32,113
Issuance of common stock pursuant to employee stock purchase plan
	390,700	3,855					3,855
Stock-based compensation, net of cancellations		11,536		779			12,315
Tax benefit on employee stock transactions		6,374					6,374

BALANCES, December 31, 2006	54,304,177	319,580	—	(156)	(81)	(38,401)	280,942
Components of comprehensive income:
Net income						39,980	39,980
Unrealized gain on marketable securities					266		266

Total comprehensive income							40,246
Cumulative effect of adoption of FIN 48		(5,777)				(341)	(6,118)
Exercise of stock options and issuance of restricted stock	2,869,220	17,290					17,290
Issuance of common stock in connection with acquisitions	1,280,000	38,630					38,630
Issuance of common stock pursuant to employee stock purchase plan	274,719	5,767					5,767
Stock-based compensation, net of cancellations		21,068		146			21,214
Tax benefit on employee stock transactions		3,486					3,486

BALANCES, December 31, 2007	58,728,116	$400,044	$—	$(10)	$185	$1,238	$401,457

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,980	$18,678	$16,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,972	3,253	1,846
Stock-based compensation	21,214	12,315	1,860
Impairment of long-term marketable securities	2,277	—	—
Amortization and write-off of acquired intangible assets, acquired in-process research and development and other	12,483	13,578	—
Loss on disposal of property and equipment	390	36	57
Deferred income taxes	1,560	1,391	(7,535)
Tax benefit from employee stock-based awards	3,486	6,374	159
Excess tax benefit from employee stock-based awards	(2,933)	(6,301)	—
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(10,740)	(12,524)	1,369
Inventory	(7,699)	(1,353)	(5,260)
Prepaid expenses and other current assets	(1,708)	(1,490)	(452)
Accounts payable	11,859	(961)	3,420
Deferred revenue	401	(1,530)	1,059
Accrued and other current liabilities	(4,013)	17,966	3,846

Net cash provided by operating activities	71,529	49,432	17,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(23,676)	(52,075)	—
Purchase of property and equipment, net	(9,710)	(5,217)	(4,087)
Purchase of marketable securities	(123,597)	(80,782)	(65,714)
Maturities of marketable securities	133,368	91,887	88,859
Other assets	(331)	(676)	1,025
Proceeds from disposal of assets held for sale from acquisition	2,300	—	—

Net cash provided by (used in) investing activities	(21,646)	(46,863)	20,083

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	23,057	14,088	5,365
Excess tax benefit from employee stock-based awards	2,933	6,301	—
Repayments of debt and capital lease obligations	—	—	(51)

Net cash provided by financing activities	25,990	20,389	5,314

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,873	22,958	42,454
CASH AND CASH EQUIVALENTS, Beginning of year	98,383	75,425	32,971

CASH AND CASH EQUIVALENTS, End of year	$174,256	$98,383	$75,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unpaid property and equipment additions	$611	$570	$616

Cash paid for income taxes	$259	$281	$243

Common stock issued in connection with acquisitions	$38,630	$32,013	$—

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

Basis of Presentation—The consolidated financial statements include the accounts of the Company and all its wholly–owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The Company believes that the carrying amounts of the financial instruments approximate their respective fair market values. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Cash Equivalents—Cash equivalents consist of highly liquid debt instruments purchased with a maturity of three months or less from date of purchase.

Marketable Securities—Marketable securities are classified as available for sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income (loss) in stockholders’ equity. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because of the intent and ability to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program. When the Company finds that a readily available market does not currently exist for the securities, the Company classifies these securities as long term. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for the accretion of discounts to maturity.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” and Financial Accounting Standards Board Staff Position SFAS 115-1 and 124- 1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and the Company concludes it has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce the Company’s net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An other-than-temporary impairment charge is recorded to the Statement of Operations to the extent the Company determines there is a loss in fair value that is other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses were other-than-temporary, including but not limited to: i) the length of time each security was in an unrealized loss position, ii) the extent to which fair value was less than cost, iii) the financial condition and near term prospects of the issuer or insurer and, iv) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

Inventory—Inventory cost is recorded at the lower of market value or standard cost basis (which approximates actual cost on a first-in, first-out basis).

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives as follows: furniture and fixtures—five years; computer software and hardware—three to six years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the initial lease term or the estimated useful lives of the related assets.

Goodwill and Acquired Intangibles Assets—Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets are amortized on a straight-line basis over their economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants-not-to-compete as the Company believes this method would most closely reflect the pattern in which the economic benefits of the assets will be consumed.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) goodwill is measured and tested on an annual basis on October 31 or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit, the fair value of which is determined to equal the market capitalization of the Company as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. The Company has not been required to perform this second step of the process since its adoption of SFAS 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Long-Lived Assets— The Company account’s for long-lived assets, including other purchased intangible assets acquired in business combinations, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“ SFAS No. 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. The Company’s estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position, as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the Company’s operating results.

Revenue Recognition—The Company derives revenue primarily from the sale of its wireless and Ethernet chipsets. In addition, the Company generates revenues from arrangements to license its software and arrangements to provide services. Revenues from software licenses and services represented less than 10% of total revenues for all periods presented. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin, (“SAB, No. 104”), Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for the products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

The Company provides customer incentives to some of its direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which the Company ships product to customers in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between the Company and it’s customers. Estimating incentive amounts requires that the Company make estimates regarding the percentage of committed incentives that will be submitted by its customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual claims submitted by the customers differ significantly from the original estimates.

The Company defers recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products.

Product Warranty—The Company generally provides a warranty on its products for a period of one year, however it may be longer for certain customers. Accordingly, the Company provides for the warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs during the years ended December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
Beginning balance	$1,258	$1,161
Additions related to current period sales and acquisitions	4,078	1,588
Warranty costs incurred in the current period	(1,314)	(398)
Adjustments to accruals related to prior period sales	(1,384)	(1,093)

Ending balance	$2,638	$1,258

Stock-Based Compensation—Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective application method. Accordingly, results from prior periods have not been restated. Under the modified prospective transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company continues to record compensation expense following the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation costs for all stock-based compensation awards granted after December 31, 2005 on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four to five years.

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

SFAS No. 128, “Earnings per Share”, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service the Company has not yet recognized upon the adoption of SFAS 123(R), and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. If the resulting repurchase of shares would be antidilutive, the stock option is excluded from the diluted share calculation.

Comprehensive Income—Comprehensive income is comprised of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity, but are excluded from net income. Statements of comprehensive income for the years ended December 31, 2007, 2006 and 2005 have been included within the consolidated statements of stockholders’ equity. Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists of the unrealized gain (loss) on marketable securities.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Risks associated with cash and cash equivalents and short-term marketable securities are mitigated by banking with and purchasing money market funds, commercial paper, corporate notes and corporate bonds from creditworthy institutions. Risks associated with long-term marketable securities are discussed in Note 6. The Company sells its products primarily to companies in the technology industry and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company increased the allowance for doubtful accounts by $122,000, $22,000 and $38,000 in the years ended December 31, 2007, 2006 and 2005 respectively. Receivables written off against the allowance aggregated $57,000, $22,000 and $51,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The allowance for doubtful accounts at December 31, 2007, 2006 and 2005 was $879,000, $700,000 and $744,000, respectively.

Recently Issued Accounting Standards— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements, but does not currently believe that it will have a material effect.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure certain financial assets and financial liabilities at fair value requiring that unrealized gains and losses be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for annual financial statements for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements, but does not currently believe that it will have a material effect.

In June 2007 the FASB ratified EITF No. 07-3, (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes SFAS No. 141(R) may have a material impact on its consolidated financial statements when effective, depending on the size and nature of any future business combinations that the Company may enter into.

2. Business Combinations

u-Nav Microelectronics Corporation

On December 14, 2007 the Company acquired certain assets and liabilities of u-Nav Microelectronics Corporation (“u-Nav”), a privately held Irvine, California-based fabless semiconductor company specializing in GPS semiconductors and software to enable mobile location-based products.

Purchase price

Under the terms of the purchase agreement, the Company paid an aggregate of $15,103,000 in cash and issued 1,280,000 shares of the Company’s common stock, valued at approximately $38,630,000 to u-Nav upon closing. In addition, the Company issued 150,000 restricted shares of the Company’s common stock to certain key employees of u-Nav valued at approximately $3,798,000 as of their grant date. This amount will be recognized as compensation expense over the vesting period. The restricted shares vest annually over a four year period based on certain service commitments. A portion of the consideration payable to u-Nav has been placed into escrow pursuant to the terms of the asset purchase agreement and there may be additional consideration of up to 400,000 shares of the Company common stock payable to u-Nav for the achievement of certain milestones. The total purchase price of u-Nav was $54,149,000, including $416,000 of transaction costs.

The value of the Company’s common stock issued was determined based on the average price over a 5-day period including the two days before and after December 13, 2007 (the announcement date), or $30.18 per share. The value of the Company’s restricted shares was $25.32 per share and was determined as of the closing price of the Company’s common stock on February 6, 2008 the grant date of the restricted shares

Allocation of purchase price

The Company accounted for the acquisition as a purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company expects to finalize the allocation of the purchase price by the end of the first quarter of fiscal 2008. The Company’s preliminary estimated allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$1,859
Amortizable intangible assets:
Developed technology	11,600
Customer relationships	5,200
Backlog	150
In–process research and development	3,200
Goodwill	32,140

Total preliminary estimated purchase price allocation	$54,149

The Company’s primary reasons for the U-Nav asset acquisition were the time-to-market advantages for entrance into the GPS market, the reduction in the time to develop new technologies and the complementing of its existing product offerings. The acquisition also significantly enhanced its GPS engineering team through the addition of u-Nav’s research and development team. These significant factors were the basis for the recognition of goodwill.

At the date of acquisition, the Company immediately expensed $3,200,000, representing purchased in-process research and development related to a development project that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to its present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for the project were based on estimates of revenues and operating profit (losses) related to the project. This project is expected to be commercially viable in 2008 with $4,300,000 of estimated expenditures to complete.

Attansic Technology Corporation

On December 18, 2006, the Company acquired 87.7% of the outstanding shares of Attansic Technology Corporation (“Attansic”), a privately held Taiwan-based fabless IC design company, specializing in fast and gigabit Ethernet integrated circuit solutions, as well as power management products. On November 13, 2007, the Company acquired the remaining 12.3% of the outstanding shares of Attansic, as part of the second step close of the Attansic acquisition. As of December 31, 2006, the Company had recorded $516,000 of minority interest related to this transaction which was included in other long-term liabilities on the balance sheet. Minority interest included in the statement of operations was nominal in 2006 and 2007.

Purchase price

Under the terms of the purchase agreement, the Company agreed to pay an aggregate of $46,169,000 in cash and issue 1,111,753 shares of the Company’s common stock in exchange for 100% of the shares of Attansic. Upon the initial closing on December 18, 2006, the Company issued an aggregate of $37,378,000 in cash and 1,111,753 shares of the Company’s common stock, valued at approximately $24,563,000 to the Attansic shareholder in exchange for 87.7% of the outstanding shares of Attansic. On November 13, 2007, the Company acquired the remaining 12.3% of the outstanding shares of Attansic for $8,743,000 in cash.

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

Allocation of purchase price

The Company accounted for the acquisition as a purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on each of the step acquisition date. The Company’s allocation of the total purchase price for both closings, is summarized below (in thousands):

Net assets acquired	$7,024
Deferred tax liabilities	(21,996)
Amortizable intangible assets:
Developed technology	17,861
Customer relationships	1,712
Covenant not-to-compete	926
Backlog	62
In–process research and development	12,133
Goodwill	53,468

Total estimated purchase price allocation	$71,190

At the dates of acquisitions of the 87.7% and 12.3% of outstanding shares of Attansic, the Company immediately expensed $10,436,000 and $1,697,000, respectively, representing purchased in-process research and development related to development projects that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for the projects were based on estimates of revenues and operating profit (losses) related to such projects. The 2007 projects are expected to be commercially viable in 2008 with $1,000,000 of estimated expenditures to complete at the time of the acquisition. The 2006 projects were expected to become commercially viable in 2007 and 2008 with $2.379,000 of estimated expenditures to complete at the time of acquisition.

As of December 31, 2006, the Company classified $2,769,000 of Attansic assets as being available for sale and included them in the prepaid expenses, deferred income taxes and other current assets section of the balance sheet. These assets were sold for no material gain or loss in January 2007.

The acquisition enabled the Company to provide a complete suite of cost-optimized, high-performance wireless and wired LAN technologies to its networking and PC OEM customers. The synergies between Attansic and the Company’s products increased the Attansic’s already established position with motherboard manufacturers and represented an opportunity to penetrate an industry in which the Company did not already have a presence. Attansic’s strong engineering team, market presence and location provided significant operating expense synergies through the integration of efforts. The combination of these factors was the basis for the recognition of goodwill.

ZyDAS Technology Corporation

On August 8, 2006, the Company acquired ZyDAS Technology Corporation (“ZyDAS”), a privately held Taiwan-based fabless IC design company, specializing in high performance WLAN semiconductor and software solutions.

Purchase price

Under the terms of the purchase agreement, the Company paid an aggregate of $17,000,000 in cash and issued 250,000 shares of the Company’s common stock, valued at approximately $6,658,000 to ZyDAS shareholders upon closing. In addition, the Company issued 36,687 restricted shares of the Company’s common stock valued at approximately $599,000, and committed to pay $1,858,000 in cash to ZyDAS employees. The committed cash is payable and the restricted shares vest seven years from the closing date. However, upon continued employment, the payment of committed cash and the vesting of the restricted shares accelerates. As such, the Company recorded the value of the restricted shares and the net present value of $1,033,000 of the cash commitment as part of the purchase price, and will recognize $825,000 as compensation expense over a two year period. A portion of the consideration payable to the stockholders of ZyDAS was placed into escrow pursuant to the terms of the acquisition agreement and there was potential for additional consideration of up to $7,500,000 payable to the stockholders of ZyDAS if certain defined milestones were achieved by August 8, 2007. The total purchase price of ZyDAS was $25,978,000, including $688,000 of transaction costs.

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

The Company accounted for the acquisition as a purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$5,269
Amortizable intangible assets:
Developed technology	5,500
Customer relationships	600
Covenant not-to-compete	400
Backlog	100
In–process research and development	400
Goodwill	15,291

Total estimated purchase price allocation	$27,560

Through the acquisition of ZyDAS, the Company has significantly enhanced its world-class engineering team, added to its industry-leading WLAN product portfolio and provided an additional research and development center to support Atheros’ ongoing global expansion into new wireless markets. The combination of these factors, were the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.

The results of operations of ZyDAS, Attansic and u-Nav have been included in the Company’s consolidated statements of operations since the completion of the ZyDAS acquisition on August 8, 2006, the close of the initial acquisition of the 87.7% outstanding shares of Attansic on December 18, 2006 and the completion of the u-Nav acquisition on December 14, 2007, respectively. The following table reflects the unaudited pro forma consolidated results of operations as though the acquisitions of ZyDAS and Attansic had taken place at the beginning of 2005, the unaudited pro forma consolidated results of operations had the ZyDAS, Attansic and u-Nav acquisitions taken place at the beginning of 2006 and the unaudited pro forma consolidated results of operations had the u-Nav acquisition taken place at the beginning of 2007. (in thousands, except per share data):

	Year ended December 31,
	2007	2006	2005
Net revenue	$425,286	$323,008	$200,175
Net income (loss)	$24,965	$(21,447)	$(8,529)
Income (loss per basic share)	$0.44	$(0.39)	$(0.17)
Income (loss per diluted share)	$0.41	$(0.39)	$(0.17)

3. Short-term Marketable Securities

Short-term marketable securities consist of (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$41,306	$—	$—	$41,306
Commercial paper	4,981	—	—	4,981
Corporate bonds	10,224	73	(1)	10,296
Corporate notes	16,423	64	(15)	16,472
U.S. government securities	122,219	64	—	122,283

Total	195,153	201	(16)	195,338
Less: Amounts included in cash and cash equivalents	(150,012)	(38)	—	(150,050)

	$45,141	$163	$(16)	$45,288

	December 31, 2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$5,624	$—	$—	$5,624
Commercial paper	42,918	6	—	42,924
Corporate notes	2,033	11	—	2,044
U.S. government securities	56,919	1	(99)	56,821
Auction-rate securities	31,665	—	—	31,665

Total	139,159	18	(99)	139,078
Less: Amounts included in cash and cash equivalents	(51,555)	—	—	(51,555)

	$87,604	$18	$(99)	$87,523

The contractual maturities of available-for-sale debt securities at December 31, 2007 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,968	$13,507
Due between one and two years	32,173	31,781

	$45,141	$45,288

4. Inventory

Inventory at December 31 consists of (in thousands):

	December 31,
	2007	2006
Finished goods	$16,092	$11,392
Work in process	12,741	10,234
Raw materials	6,664	4,253

Total	$35,497	$25,879

5. Property and Equipment

Property and equipment at December 31 consist of (in thousands):

	December 31,
	2007	2006
Machinery and equipment	$16,825	$12,715
Software	3,476	1,389
Furniture and fixtures	1,004	870
Leasehold improvements	3,588	2,624

	24,893	17,598
Accumulated depreciation and amortization	(11,401)	(8,604)

Property and equipment, net	$13,492	$8,994

At December 31, 2007 and 2006, the Company had no assets under capital lease agreements.

Included in property and equipment in 2007, was $2,235,000 of software and $113,000 of machinery and equipment related to the implementation of the Company’s new enterprise resource planning system in 2007.

The Company entered into an agreement under which it will receive equipment in exchange for services. During 2006 and 2005, the Company received equipment which the Company recorded at the equipment’s fair value of $232,000 and $285,000, respectively. Since the Company has not yet rendered any services for the equipment, the Company recorded $517,000 in accrued liabilities at December 31, 2007 and 2006, respectively. There was no gain or loss recorded on the transaction.

6. Long-term Marketable Securities

Long-term marketable securities consist of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, the Company has historically recorded them as current available-for-sale securities. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of December 31, 2007, the Company held auction-rate securities with a par value of $32,730,000. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. These auction-rate securities have re-classified as long-term available-for-sale securities as of December 31, 2007.

Typically, the fair value of auction-rate securities approximates par value due to the 28 day resets. The securities continue to earn and be paid interest at the maximum contractual rate which averaged 6.89% as of

December 31, 2007. Since each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, the Company has used a discounted cash flow model to determine their estimated fair value as of December 31, 2007. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing of cash flows and expected holding periods of the auction-rates securities. As of December, 31, 2007, the Company determined that, these securities have been other-than-temporarily impaired and accordingly, recorded an impairment charge of $2,277,000 to reduce their fair value. This impairment charge has reduced the fair market value of the securities to $30,453,000 as of December 31, 2007. The Company expects that the estimated fair value of these securities could decrease or increase significantly in the future based on market conditions.

The Company reviews its impairments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin Topic 5, “Miscellaneous Accounting” and Financial Accounting Standards Board Staff Position SFAS 115-1 and 124- 1, “ The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine if the impairment is “temporary” or “other-than-temporary.” The Company determined that the $2,277,000 impairment was other-than-temporary and recorded an impairment charge in its Statement of Operations. In making this determination, the Company reviewed several factors to determine whether the losses were other-than-temporary, including but not limited to: i) the length of time each security was in an unrealized loss position, ii) the extent to which fair value was less than cost, iii) the financial condition and near term prospects of the issuer or insurer and, iv) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

7. Goodwill and Acquired Intangible Assets

The balance of goodwill was $100,899,000 and $58,272,000 at December 31, 2007 and 2006, respectively. Goodwill of $42,627,000 was added during the year ended December 31, 2007, relating to the acquisitions of u-Nav Microelectronics Corporation, Attansic Technology Corporation and ZyDAS Technology Corporation. The Company expects to finalize the valuation of the intangible assets related to the u-Nav acquisition and the acquisition of the remaining 12.3% outstanding shares of Attansic in the first quarter of 2008.

The Company performed an annual impairment assessment of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2007. In accordance with SFAS 142, we compared the carrying value of our single reporting unit against the value recorded and determined the goodwill balance was not impaired.

The carrying amounts of the acquired intangible assets as of December 31, 2007 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$34,961	$(7,231)	$27,730	2.8
Customer relationships	7,512	(1,001)	6,511	3.7
Covenant not-to-compete	1,327	(523)	804	1.9
Backlog	312	(131)	181	0.3

Total acquired intangible assets	$44,112	$(8,886)	$35,226	2.8

The carrying amounts of the acquired intangible assets as of December 31, 2006 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)
Developed technology	$21,110	$(1,106)	$20,004	3.6
Customer relationships	2,442	(176)	2,266	2.8
Covenant not-to-compete	1,277	(102)	1,175	3.4
Backlog	100	(100)	—	—

Total acquired intangible assets	$24,929	$(1,484)	$23,445	3.5

The following table presents future amortization of the Company’s intangible assets. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Amortization
2008	$11,940
2009	10,653
2010	8,361
2011	2,548
2012	862
Thereafter	862

Total amortization	$35,226

8. Accrued Liabilities

Accrued liabilities at December 31 consist of (in thousands):

	December 31,
	2007	2006
Accrued compensation and benefits	14,423	9,060
Accrued customer incentives	14,027	23,073
Other liabilities	18,818	14,725

Total	$47,268	$46,858

9. Bank Loan and Security Agreement

The Company’s loan agreement (the “Agreement”) currently expires in March 2008 and provides the Company with a revolving line of credit facility of up to $10,000,000 to fund working capital requirements. Borrowings under the Agreement are secured by all of the tangible assets of the Company. The amended Agreement contains certain financial and non-financial covenants. The Company was in compliance with these covenants at December 31, 2007. Interest on any borrowings is payable monthly and is calculated at the bank’s prime rate (7.25% at December 31, 2007). Borrowings under this line are due March 28, 2008. During 2006, the Company issued a standby letter of credit for $1,400,000 to secure an operating lease for equipment. This standby letter of credit amount was reduced to $992,000 in September 2007 per a scheduled decrease.

10. Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating lease agreements. The lease for our principal facility commenced in July 2005 and expires in July 2010. The Company has the option to extend the lease beyond the initial term for two periods of three years each and the option to early terminate in the fortieth month of the lease term. Rent expense was $3,140,000, $1,770,000, and $1,982,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Licensing Agreements

The Company entered into several licensing agreements which allow it to use certain software or intellectual property for specified periods of time. Research and development expense associated with these licensing agreements was $8,157,000, $6,041,000 and $5,115,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, future minimum annual payments under operating leases and licensing agreements are as follows (in thousands):

	Operating Leases	Licensing Agreements
2008	$5,198	$5,248
2009	3,696	4,352
2010	1,897	2,853
2011	279	323
2012	271	400
Thereafter	—	158

Total minimum lease payments	$11,341	$13,334

Contingencies

The Company is involved in various legal actions. The Company would record a charge equal to at least the minimum estimated liability for a loss contingency if information available prior to issuance of financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and the loss can be reasonably estimated. Actual liabilities in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs. The Company has not recorded any contingent liability or impairment of an asset due to existing litigations.

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any costs in connection with these indemnification agreements through December 31, 2007.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through December 31, 2007, the Company has received a number of claims from its customers for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through December 31, 2007.

11. Stockholders’ Equity

1998 and 2004 Stock Incentive Plans

In October 1998, the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the board of directors and was subsequently approved by stockholders. Upon completion of the Company’s initial public offering, the 1998 Plan was terminated and no shares are available for future issuance under the 1998 Plan. Shares that are subject to options that expire, terminate or are cancelled, that are forfeited or as to which options have not been granted under the 1998 Plan will become available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”). The 1998 Plan permitted the Company to grant stock options to employees, officers, directors, and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options as determined by the board of directors. These options generally expire ten years from the date of grant and are immediately exercisable. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. At December 31, 2007, 26,056 unvested shares were subject to repurchase by the Company at the original issuance price.

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

Option activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2005 (3,219,989 vested at a weighted average exercise price of $1.96 per share)	9,119,103	$3.99
Granted	3,228,183	9.69
Exercised	(1,367,234)	2.17
Canceled	(681,669)	5.36

Outstanding, December 31, 2005 (4,259,059 vested at a weighted average exercise price of $3.53 per share)	10,298,383	5.93
Granted	2,530,913	18.39
Exercised	(2,655,957)	3.84
Canceled	(622,224)	10.15

Outstanding, December 31, 2006 (4,211,304 vested at a weighted average exercise price of $5.66 per share)	9,551,115	9.53
Granted	2,021,000	27.32
Exercised	(2,530,664)	6.83
Canceled	(365,566)	18.77

Outstanding, December 31, 2007 (4,221,652 vested at a weighted average exercise price of $8.94 per share)	8,675,885	$14.08

Additional information regarding options outstanding as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.89-1.99	1,172,235	4.71	$1.78	1,070,836	$1.76
$2.25-7.75	953,328	4.19	5.95	808,773	5.66
$7.90-9.33	669,029	6.57	8.94	385,973	8.97
$9.50-9.63	1,007,484	3.00	9.62	495,276	9.61
$9.72-12.80	900,292	7.06	10.30	568,712	10.32
$12.99-15.78	941,551	4.48	14.43	379,462	14.45
$15.88-22.95	886,319	8.50	19.66	258,767	19.78
$23.04-24.40	875,288	6.85	24.25	155,559	24.28
$24.41-30.38	870,759	9.24	28.01	74,294	26.82
$30.46-34.47	399,600	9.34	32.12	24,000	33.82

$0.89-34.47	8,675,885	6.09	$14.08	4,221,652	$8.94

Employee Stock Purchase Plan

In January 2004, the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) was adopted by the board of directors and was subsequently approved by stockholders. A total of 750,000 shares of common stock were originally reserved for issuance under the 2004 Purchase Plan. The number of shares reserved for issuance under the 2004 Purchase Plan is increased on the first day of each year. The 2004 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,875 shares may be purchased by each eligible employee during a single purchase period. In April 2006, the Company amended its 2004 Purchase Plan so that offering periods under the plan shall consist of consecutive six month periods instead of overlapping 24 month periods. The Company’s 2004 Purchase Plan is considered compensatory under the provisions of SFAS 123R. Purchase periods for the 2004 Purchase Plan have a duration of six months. The purchase price under the 2004 Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. During the years ended December 31, 2007, 2006 and 2005, 274,719, 390,700 and 401,513 shares, respectively, were purchased under the 2004 Purchase Plan.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In 2006, pursuant to the 2004 Plan, the Company issued 30,000 restricted stock awards to employees and 36,687 restricted stock awards as part of the ZyDAS acquisition, totaling 66,687 awards. However, the holder is restricted from selling shares until vesting occurs. The Company determined the fair value of the restricted stock awards granted to be $1,328,000 by reference to the quoted market price of the stock at the date of grant. The Company is amortizing $729,000 representing the fair value of the awards granted to employees using a straight-line vesting method over two years. The $599,000 fair value of the awards related to the ZyDAS acquisition were considered part of the cost of the ZyDAS acquisition (see Note 2). Compensation expense related to the restricted stock awards issued in 2006 was $333,000 and $273,000 for the years ended December 31, 2007 and 2006, respectively. The weighted average grant date fair value of the restricted stock awards granted was $19.92.

In 2005, the Company issued 94,000 restricted stock awards to employees pursuant to the 2004 Plan. The Company determined the fair value of the restricted stock awards to be $785,000 by reference to the quoted market price of the stock at the date of grant and is amortizing this amount on a graded vesting method over two years. Compensation expense related to the issuance of restricted stock was $9,000, $203,000 and $573,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted average fair value of the restricted stock awards granted was $8.35. There were no restricted stock awards granted prior to January 1, 2005.

Restricted Stock Units

Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. In 2007, the Company granted 745,681 restricted stock units to employees. In 2006, the Company granted 575,350 restricted stock units to employees and 461,756 restricted stock units as part of the Attansic acquisition, totaling 1,037,106 restricted stock units. Generally, restricted stock units vest over a period ranging from one to four years. The Company determined the fair value of the restricted stock awards granted to be $21,564,000 and $19,984,000 in 2007 and 2006, respectively, by reference to the quoted market price of the stock at the date of grant. The Company is amortizing the restricted stock units issued to employees and a portion of the shares issued as part of the Attansic acquisition as compensation expense over the vesting period. Compensation expense related to the issuance of restricted stock units was $6,649,000 and $557,000 for the year ended December 31, 2007 and 2006, respectively. The weighted average fair value of the restricted stock units granted was $28.94 and $19.26 in 2007 and 2006, respectively.

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

Expected Volatility—Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted from November 26, 2003 to December 31, 2005 were valued using the Black-Scholes valuation model, with a volatility factor based on the average stock volatilities of the Company’s publicly traded competitors because the Company did not have a sufficient trading history. For options granted after December 31, 2005, the Company estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of the Company’s stock and those of similar entities.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent expected term.

Expected Dividend—The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the years ended December 31, 2007, 2006 and 2005:

Option Plan Shares	Year Ended December 31,
	2007	2006	2005
Estimated life (in years)	4.8	4.4	4.0
Expected volatility	49%	48%	60%
Risk-free interest rate	4.6%	4.6%	4.0%
Expected dividends	—	—	—
Weighted average grant-date fair value	$12.79	$8.31	$4.66

ESPP Plan Shares	Year Ended December 31,
	2007	2006	2005
Estimated life (in years)	0.5	0.5	0.5
Expected volatility	40-46%	32-46%	32-60%
Risk-free interest rate	5.1-5.2%	2.2-5.2%	1.8-2.2%
Expected dividends	—	—	—
Weighted average grant-date fair value	$6.90	$4.43	$2.58

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cost of goods sold	$521	$427	$94
Research and development	12,464	6,740	1,092
Sales and marketing	5,053	3,073	133
General and administrative	3,176	2,075	537

	$21,214	$12,315	$1,856

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At December 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $55,844,000 net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 3.0 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s Stock Incentive Plans for the year ended December 31, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,551	$9.54
Granted	2,021	27.32
Exercised	(2,531)	6.83
Forfeitures and cancellations	(365)	18.77

Outstanding at December 31, 2007	8,676	$14.08	5.51	$143,419

Vested and expected to vest at December 31, 2007	7,829	$13.56	5.84	$133,504

Exercisable at December 31, 2007	4,222	$8.94	5.03	$91,267

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8,284,000 options that were in-the-money at December 31, 2007. During the year ended December 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $56,240,000, determined as of the date of option exercise. As of December 31, 2007, we had 869,231 authorized shares available for future issuance under all of our stock option plans.

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2006 and 2007 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2006	59	$8.35	—	$—
Granted	67	19.92	1,037	19.26
Vested	(63)	11.79	(35)	17.36
Forfeited	—	—	(13)	17.36

Nonvested stock at December 31, 2006	63	17.22	989	19.35
Granted	—	—	746	28,94
Vested	(44)	16.21	(339)	21.14
Forfeited	—	—	(45)	20.47

Nonvested stock at December 31, 2007	19	$16.33	1,351	$24.17

The intrinsic value of restricted stock awards vested was $1,190,000 and $1,357,000 in 2007 and 2006, respectively. The total intrinsic value of all outstanding restricted stock awards was $580,000 and $1,343,000 as of December 31, 2007 and 2006 respectively.

The intrinsic value of restricted stock units vested was $9,994,000 and $783,000 in 2007 and 2006, respectively. The total intrinsic value of all outstanding restricted stock units was $41,260,000 and $21,085,000 as of December 31, 2007 and 2006 respectively.

Pro Forma Disclosures

Pro forma information required under SFAS123 for periods prior to fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS123, to options granted under the Company’s stock-based compensation plans, was as follows (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income as reported	$16,688
Add: total stock-based employee compensation included in reported net income	1,856
Less: total stock-based compensation determined under the fair value based method for all awards	(10,773)

Pro forma net income	$7,771

Basic net income per share as reported	$0.34

Diluted net income per share as reported	$0.31

Pro forma basic net income per share	$0.16

Pro forma diluted net income per share	$0.15

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2007	2006	2005
Numerator:
Net income	$39,980	$18,678	$16,688

Denominator:
Weighted average shares outstanding	55,970	51,868	48,946
Weighted average shares subject to repurchase	(53)	(108)	(169)

Shares used to calculate basic net income per share	55,917	51,760	48,777

Effect of dilutive securities:
Common stock options and warrants	3,360	3,626	4,626
Common shares subject to repurchase	53	108	169

Shares used to calculate diluted net income per share	59,330	55,494	53,572

Basic net income per share	$0.71	$0.36	$0.34

Diluted net income per share	$0.67	$0.34	$0.31

During the years ended December 31, 2007, 2006 and 2005, 1,864,000, 904,000 and 1,251,000, total potential shares of common stock equivalents, respectively, consisting of stock options and warrants, were excluded from the net income per share calculation as their effect would have been antidilutive.

13. Income Taxes

The U.S. and foreign components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
U.S.	$17,870	$19,062	$21,874
Foreign	26,316	7,462	(11,470)

	$44,186	$26,524	$10,404

The income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal and state	$8,840	$6,542	$894
Foreign	864	70	357
Deferred:
Federal and state	(4,688)	1,475	(7,535)
Foreign	(810)	(241)	—

Income tax provision (benefit)	$4,206	$7,846	$(6,284)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(2.9)	(3.3)	(6.1)
Research and development credits	(6.0)	(5.1)	(12.6)
Stock-based compensation	7.6	6.9	2.7
Change in valuation allowance	(6.7)	(24.3)	(126.1)
Foreign losses and tax rate differences	(21.6)	5.9	46.4
Acquired in-process technology	3.7	14.3	—
Other	0.4	0.2	0.3

Effective tax rate	9.5%	29.6%	(60.4)%

Significant components of the Company’s net deferred tax assets consist of (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Credit carryforwards	$17,892	$11,364
Net operating loss carryforwards	376	1,282
SFAS 123R stock based compensation	3,514	1,376
Other accruals and reserves recognized in different periods	1,306	1,164
Capitalized research and development	610	538
Excess book over tax depreciation and amortization	1,161	207
Asset impairment	862	—
Other, net	154	406

Total deferred tax assets	25,875	16,337
Valuation allowance	(5,415)	(8,274)

Net deferred tax assets	$20,460	$8,063

Deferred tax liabilities: Purchased intangibles	$(22,646)	$(19,126)

The breakdown between current and noncurrent deferred tax assets and deferred tax liabilities was as follows (in thousands):

	December 31,
	2007	2006
Current deferred tax assets	$9,002	$3,270
Noncurrent deferred tax assets	11,057	3,335
Current deferred tax liabilities	(411)	(431)
Noncurrent deferred tax liabilities	(21,834)	(17,237)

Net deferred tax liabilities	$(2,186)	$(11,063)

The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. This occurs primarily when net operating losses and tax credit carryforwards expire. The Company reassessed the valuation allowance previously recorded against its net deferred tax assets. Based on the Company’s earnings history and projected future taxable income, the Company determined that it was more likely than not that a portion of its valuation allowance against deferred tax assets was no longer required. Accordingly, the valuation allowance for deferred tax assets decreased by $2,859,000, $10,233,000 and $16,540,000 in the years ended December 31, 2007, 2006 and 2005, respectively. As required by SFAS 123R, no tax benefit was recorded in the years ended December 31, 2007 and 2006 for expenses relating to qualified stock options and share-based compensation costs.

The deferred tax assets and liabilities for the year ended December 31, 2007 include amounts related to the acquisitions of ZyDAS and Attansic. A valuation allowance has been provided for the pre-acquisition net operating loss carryforwards and research and tax credit carryforwards of the acquired companies which are not likely to be realized.

At December 31, 2007, the Company has federal and foreign net operating loss carryforwards of approximately $16,809,000 and $1,029,000, respectively, available to offset future taxable income. The federal and foreign net operating loss carryforwards will begin to expire in 2022 and 2009, respectively, if not utilized before these dates. The federal loss carryforwards are attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized.

At December 31, 2007, the Company has research and development credit carryforwards of approximately $11,446,000, $11,273,000 and $5,651,000 available to offset future federal, state and foreign income taxes, respectively. The federal tax credit carryforwards will begin to expire in 2018 and the foreign carryforwards will begin to expire in 2008, if not utilized before these dates. The state tax credit carryforward has no expiration. Approximately $11,446,000 of the federal tax credit carryforwards and $4,288,000 of the state tax credit carryforwards are attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized a $341,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of accumulated deficit.

The Company reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. The Company’s unrecognized tax benefits at December 31, 2007 relate to U.S. federal, state, and various foreign jurisdictions.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$22,371
Increases related to current year tax positions	8,720
Other	24

Balance at December 31, 2007	$31,115

Included in the unrecognized tax benefits of $31,115,000 at December 31, 2007 was $29,291,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The total amount of unrecognized tax benefits related to penalties and interest is not material as of December 31, 2007. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time.

14. Employee Benefit Plan

The Company sponsors a 401(k) Savings Plan (the “Plan”) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis an amount not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. In 2007 we adopted a limited matching contribution policy. Under this policy, the Company made $328,000 in contributions to participants in this plan in 2007. We made no contributions to this plan in 2006 or 2005.

15. Segment Information, Operations by Geographic Area And Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	December 31,
	2007	2006	2005
Taiwan	49%	53%	70%
China	37	35	16
United States	1	1	3
Other	13	11	11

Significant Customers

Customers representing greater than 10% of net revenues are as follows:

	December 31,
	2007	2006	2005
Hon Hai Precision Industry Co., Ltd.	25%	20%	15%
UTStarcom, Inc.	*	10	*
Alpha Networks, Inc.	*	*	15
Cameo Communications, Inc.	*	*	13
Askey Computer Corporation	*	*	10

Customers representing greater than 10% of accounts receivable are as follows:

	December 31,
	2007	2006
Hon Hai Precision Industry Co., Ltd.	28%	36%
Flextronics Technology, Ltd.	11	11

*	less than 10% in the applicable period.

Supplementary Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2007. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2007
	First Quarter(1)	Second Quarter(1)	Third Quarter(1,2)	Fourth Quarter(1,3)
Net revenue	$95,518	$100,808	$106,307	$114,327
Gross profit	45,602	49,949	52,259	59,571
Net income	7,599	9,282	9,671	13,428
Net income per share:
Basic	$0.14	$0.17	$0.17	$0.23
Diluted	$0.13	$0.16	$0.16	$0.22

	Fiscal 2006
	First Quarter(6)	Second Quarter	Third Quarter(4)	Fourth Quarter(5,6)
Net revenue	$61,084	$73,193	$79,608	$87,806
Gross profit	29,418	37,373	37,666	39,316
Net income (loss)	6,814	6,753	6,321	(1,210)
Net income (loss) per share:
Basic	$0.14	$0.13	$0.12	$(0.02)
Diluted	$0.13	$0.12	$0.11	$(0.02)

(1)	During 2007, the Company recorded amortization of intangible assets acquired in the ZyDAS, Attansic and u-Nav acquisitions of $1,779,000, $1,789,000, $1,790,000 and $2,044,000 in the first, second, third and fourth quarters, respectively. Acquisition – related identified intangibles are amortized in a straight-line basis on their estimated economic lives.
(2)	During the third quarter of 2007, the Company recorded $1,163,000 of compensation expense related to earn outs achieved from the ZyDAS acquisition.
(3)	During the fourth quarter of 2007, the Company recorded $6,941,000 of charges for in-process research and development for the u-Nav acquisition and the acquisition of the 12.3% outstanding shares of Attansic, and amortization of intangible assets acquired in the ZyDAS, Attansic and u-Nav acquisitions. Acquisition-related identified intangibles are amortized on a straight-line basis over their estimated economic lives. In addition, during the fourth quarter of 2007, the Company recorded an other-than-temporary impairment of its long-term marketable securities of $2,277,000. The impairment of the Company’s long-term marketable securities was a result of a lack of liquidity in the market for these securities, resulting in an other-than-temporary reduction of the fair value. Also, during the fourth quarter of 2007, the Company recorded an income tax benefit of $4,721,000, related to the release of a portion of the valuation allowance previously recorded against the Company’s deferred tax assets.
(4)	During the third quarter of 2006, the Company recorded $889,000 of charges for in-process research and development and amortization related to the intangible assets acquired in the ZyDAS acquisition. Acquisition-related identified intangibles are amortized on a straight-line basis over their estimated economic lives.
(5)	During the fourth quarter of 2006, the Company recorded $10,436,000 of in-process research and development expense charges related to the Attansic acquisition and $995,000 related to the amortization of acquired intangible assets related to the acquisitions of ZyDAS and Attansic.
(6)	During the first and fourth quarters of 2006, the Company recorded income tax benefits of $464,000 and $7,535,000, respectively, related to the release of a portion of the valuation allowance previously recorded against the Company’s deferred tax assets.