Form 10-Q
period 2008-03-31
ATHEROS COMMUNICATIONS INC
filed 2008-05-01
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 24, 2008, 59,327,390 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$172,804	$174,256
Short-term marketable securities	57,383	45,288
Accounts receivable, net	72,279	58,002
Inventory	37,589	35,497
Prepaid expenses, deferred income taxes and other current assets	17,107	16,084

Total current assets	357,162	329,127
Property and equipment, net	14,108	13,492
Long-term investments	27,383	30,453
Goodwill	100,719	100,899
Acquired intangible assets, net	32,127	35,226
Deferred income taxes and other assets	13,894	12,940

Total assets	$545,393	$522,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,776	$29,576
Accrued and other current liabilities	46,536	47,268

Total current liabilities	87,312	76,844

Deferred income taxes and other long-term liabilities	44,227	43,836
Commitments and contingencies
Stockholders’ equity:
Common stock	408,796	400,034
Accumulated other comprehensive income	403	185
Retained earnings	4,655	1,238

Total stockholders’ equity	413,854	401,457

Total liabilities and stockholders’ equity	$545,393	$522,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$114,518	$95,518
Cost of goods sold	56,462	49,916

Gross profit	58,056	45,602

Operating expenses:
Research and development	30,054	23,606
Sales and marketing	11,942	8,422
General and administrative	5,994	4,727
Amortization of acquired intangible assets	3,409	1,779

Total operating expenses	51,399	38,534

Income from operations	6,657	7,068
Interest income, net	2,420	2,492
Impairment of long-term investments	(5,070)	—

Income before income taxes	4,007	9,560
Income tax provision	590	1,961

Net income	$3,417	$7,599

Basic net income per share	$0.06	$0.14

Shares used in computing basic net income per share	58,909	54,681

Diluted net income per share	$0.06	$0.13

Shares used in computing diluted net income per share	61,448	58,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,417	$7,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,525	1,313
Stock-based compensation	6,652	4,758
Impairment of long-term investments	5,070	—
Amortization of acquired intangible assets and other	3,860	1,938
Deferred income taxes	211	2,307
Tax benefit from employee stock-based awards	312	713
Excess tax benefit from employee stock-based awards	(264)	(585)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(14,260)	(7,431)
Inventory	(2,543)	(5,473)
Prepaid expenses and other current assets	(1,797)	(1,831)
Accounts payable	10,782	16,683
Accrued and other current liabilities	(754)	(4,207)

Net cash provided by operating activities	12,211	15,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,884)	(1,281)
Purchase of marketable securities	(28,217)	(54,687)
Maturities of marketable securities	16,340	33,758
Proceeds from disposal of assets held for sale from acquisition	300	1,400
Other investments	(2,264)	(114)

Net cash used in investing activities	(15,725)	(20,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,798	4,054
Excess tax benefits from employee stock-based awards	264	585

Net cash provided by financing activities	2,062	4,639

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,452)	(501)
CASH AND CASH EQUIVALENTS, Beginning of period	174,256	98,383

CASH AND CASH EQUIVALENTS, End of period	$172,804	$97,882

Supplemental cash flow information:
Unpaid property and equipment additions	$868	$838

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007 included in its annual report on Form 10-K, as filed on February 28, 2008 with the SEC. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

Except as described in Note 3 related to the adoption of SFAS No. 157, the Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2007.

Product Warranty – Components of the reserve for warranty costs during the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$2,638	$1,258
Additions related to current period sales	1,133	1,021
Warranty costs incurred in the current period	(223)	(132)
Adjustments to accruals related to prior period sales	(1,044)	(337)

Ending balance	$2,504	$1,810

Recent Accounting Pronouncements – With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of material significance, or have potential material significance, to the Company.

Effective January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and financial liabilities only. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

In the three months ended March 31, 2008 there was no material impact from the adoption of SFAS 157 on the Company’s condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

3. Financial Instruments

As of March 31, 2008, the Company does not have liabilities that are measured on a fair value basis on a recurring basis.

In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of March 31, 2008 (in thousands):

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Money market funds	$44,938	$44,938	$—	$—
U.S. government debt securities	79,167	79,167	—	—
Commercial paper	68,848	—	68,848	—
Corporate bonds	10,363	—	10,363	—
Corporate notes	18,750	—	18,750	—
Auction-rate securities	25,383	—	—	25,383
Other cost based investments	2,000	—	—	2,000

Total	$249,449	$124,105	$97,961	$27,383

The Company’s Level 3 assets consist of long-term auction rate securities for which the Company used a discounted cash flow model to value these investments (see note 7) and a cost basis investment in a privately held company where the cost basis represents a reasonable fair value for this investment.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (in thousands):

	Auction- Rate Securities	Other Cost Based Investments	Total
Balance, December 31, 2007	$30,453	$—	$30,453
Total losses (realized/unrealized)
Included in earnings	(5,070)	—	(5,070)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	2,000	2,000
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2008	$25,383	$2,000	$27,383

Total losses for the period included in earnings relating to assets still held at March 31, 2008	$(5,070)	$—	$(5,070)

4. Inventory

Inventory consists of (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$18,033	$16,092
Work-in-process	15,885	12,741
Raw materials	3,671	6,664

Total	$37,589	$35,497

5. Goodwill and Acquired Intangible Assets

The carrying amounts of the acquired intangible assets are as follows (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$35,061	$(9,689)	$25,372	$34,961	$(7,231)	$27,730
Customer relationships	7,512	(1,452)	6,060	7,512	(1,001)	6,511
Covenant not-to-compete	1,327	(632)	695	1,327	(523)	804
Backlog	522	(522)	—	312	(131)	181

Total	$44,422	$(12,295)	$32,127	$44,112	$(8,886)	$35,226

Amortization expense for intangible assets was $3,409,000 and $1,779,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 estimated amortization expense for the remainder of fiscal 2008, and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008 (remainder)	$8,846
2009	10,758
2010	8,467
2011	2,462
2012	895
Thereafter	699

Total	$32,127

6. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2008	December 31, 2007
Accrued customer incentives	$18,912	$14,423
Accrued compensation and benefits	10,306	14,027
Other liabilities	17,318	18,818

Total	$46,536	$47,268

7. Long-term Investments

Long-term investments consist of (in thousands):

	March 31, 2008	December 31, 2007
Auction-rate securities	$25,383	$30,453
Other long-term investments	2,000	—

Total	$27,383	$30,453

Long-term investments consist primarily of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of March 31, 2008, the Company held auction-rate securities with a par value of $32,730,000. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed.

Typically, the fair value of auction-rate securities approximates par value due to the 28 day resets. The securities continue to earn and receive interest at the maximum contractual rate which averaged 4.47% as of March 31, 2008. Because each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, the Company has used a discounted cash flow model to estimate the fair value of the auction-rate securities. The assumptions used in preparing the discounted cash flow model include estimates for interest rates which among other things incorporate, as applicable, creditworthiness of the associated bond insurer, timing of cash flows and expected holding periods of the auction-rates securities. In the three months ended March 31, 2008, the Company determined that the value of these securities has been further impaired and accordingly, recorded an other-than-temporary impairment charge of $5,070,000 to reduce these securities to their estimated fair value. This impairment charge has reduced the fair value of the securities to $25,383,000 as of March 31, 2008.

8. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”), 2004 Stock Incentive Plan (the “2004 Plan”) and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Company’s 2007 annual report on Form 10-K filed on February 28, 2008.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three months ended March 31, 2008 and 2007:

Option Plan Shares	Three Months Ended March 31,
	2008	2007
Estimated life (in years)	4.8	4.8
Expected volatility	48.0%	51.3%
Risk-free interest rate	3.1%	4.7%
Expected dividends	—	—
Weighted average grant-date fair value	$12.06	$11.85

During the three months ended March 31, 2008 and 2007 there were no purchases under the Employee Stock Purchase Plan.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of sales	$152	$125
Research and development	3,709	2,996
Sales and marketing	1,792	1,041
General and administrative	999	698

	$6,652	$4,860

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At March 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $67,685,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s stock incentive plans for the three months ended March 31, 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	8,676	$14.08
Granted	894	27.03
Exercised	(277)	6.53
Forfeitures and cancellations	(203)	17.64

Outstanding at March 31, 2008	9,090	$15.50	5.95	$67,824

Exercisable at March 31, 2008	4,486	$9.76	4.94	$51,732

As of March 31, 2008, 7,620,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $14.42, a weighted average remaining contractual life of 5.76 years and an aggregate intrinsic value of $62,511,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5,744,000 options that were in-the-money at March 31, 2008. During the three month period ended March 31, 2008, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $5,645,000, determined as of the date of option exercise. As of March 31, 2008, we had 2,761,000 authorized shares available for future issuance under all of our stock incentive plans.

The following table summarizes the Company’s restricted stock award activity for the three months ended March 31, 2008 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2008	19	$16.33	1,351	$24.17
Granted	—	—	390	26.35
Vested	(8)	16.33	(107)	26.33
Forfeited	—	—	(40)	26.25

Nonvested stock at March 31, 2008	11	$16.33	1,594	$24.51

The intrinsic value of restricted stock awards vested was $204,000 and $506,000 in the three months ended March 31, 2008 and 2007, respectively. The total intrinsic value of all outstanding restricted stock awards was $229,000 and $1,029,000 as of March 31, 2008 and 2007, respectively.

The intrinsic value of restricted stock units vested was $2,714,000 and $1,025,000 in the three months ended March 31, 2008 and 2007, respectively. The total intrinsic value of all outstanding restricted stock units was $33,219,000 and $24,241,000 as of March 31, 2008 and 2007, respectively.

9. Income Taxes

As of December 31, 2007, the Company had approximately $29,291,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $472,000 for the three months ended March 31, 2008. Because of net operating loss carry forwards, substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company does not have any information that suggests its unrecognized tax benefits will decrease materially in the next 12 months.

The Company’s 2008 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.

10. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income (numerator)	$3,417	$7,599

Denominator for basic net income per share:
Weighted average shares outstanding	58,929	54,755
Weighted average shares subject to repurchase	(20)	(74)

Shares used to calculate basic net income per share	58,909	54,681
Effect of dilutive securities:
Common stock options and warrants	2,519	3,555
Shares subject to repurchase	20	74

Shares used to calculate diluted net income per share	61,448	58,310

Basic net income per share	$0.06	$0.14

Diluted net income per share	$0.06	$0.13

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 2,947,000 and 1,601,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended March 31, 2008 and 2007, respectively, as their effect would have been antidilutive.

11. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$3,417	$7,599
Other comprehensive income:
Unrealized gain on investments	218	66

Total comprehensive income	$3,635	$7,665

12. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended March 31,
	2008	2007
Taiwan	52%	52%
China	26	40
United States	1	1
Other	21	7

Total	100%	100%

Significant Customers

Hon Hai Precision Industry Co., Ltd. accounted for 17% and 25% of our net revenue for the three months ended March 31, 2008 and 2007, respectively. This was the only customer representing greater than 10% of net revenue during the periods.

Customers representing greater than 10% of net accounts receivable are as follows:

	March 31, 2008	December 31, 2007
Hon Hai Precision Industry Co., Ltd.	19%	28%
Flextronics Technology, Ltd.	*	11

*	less than 10% in the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our average selling prices, the growth of our business, our strategy regarding new markets, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by ODMs through to OEMs outside Asia, our expenses, cost of goods sold and gross margins, our deferred tax assets, development of new products, expanding our core technologies, expanding our sales and marketing efforts, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our acquisition and investment strategy, expansion of our workforce and anticipated resources required to support our expansion, market risk, foreign currency exchange risk, our auction-rate securities, our potential legal proceedings, our disclosure controls and procedures and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, our ability to successfully complete our acquisitions and integrate these businesses, and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of highly integrated semiconductor system solutions for communications products. We combine our systems and software expertise with our high-performance radio frequency (RF), mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor (CMOS) processes. Our solutions are used by a broad base of customers, including makers of personal computers, networking equipment and consumer electronic devices. Our product portfolio includes Wireless Local Area Network (WLAN), Personal Access Systems (PAS), Ethernet, Bluetooth, and Global Positioning System (GPS) technologies. We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office (SOHO) markets to sophisticated wireless infrastructure systems-on-chip (SoC) with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the personal computer, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers (IEEE) family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards. We have a broad base of leading personal computer original equipment manufacturer (PC OEM) customers, including Acer, Apple, AsusTEK, Fujitsu-Siemens, Hewlett Packard, Lenovo, NEC, Samsung, Sony and Toshiba and networking equipment manufacturers, including 2Wire, Belkin, D-Link, Linksys, NEC AT, NETGEAR, and TP-Link, as well as other consumer electronics customers.

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

In December 2006, we acquired 87.7% of the outstanding shares of Attansic Technology Corporation, a privately held Taiwan-based fabless integrated circuit design company, specializing in gigabit and fast Ethernet integrated circuit solutions, as well as power management products. We acquired the remaining 12.3% of Attansic’s outstanding shares in November 2007. In December 2006, we began shipping the Ethernet solutions acquired from Attansic for personal computer applications. Our Ethernet solutions are integrated into personal computer LAN-on-motherboards (LOM) by supplying Fast and Gigabit Ethernet network interface card (NIC) and physical layer (PHY) products for LOMs. In January 2007, we sold certain assets related to the legacy power management business of Attansic to a third party. The results of operations for Attansic have been included in our consolidated statements of operations since December 2006, net of minority interest. Since November 2007, 100% of the results of operations of Attansic have been included in our consolidated statement of operations.

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

Revenue. Our revenue is derived primarily from the sale of WLAN, PAS, Ethernet and GPS chipsets and to a lesser extent, from licensed software and services. In addition, we have introduced Bluetooth semiconductor products that we anticipate will generate revenue in 2008. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers (OEMs), utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicard, PNDs and headsets. OEMs also utilize our Ethernet chip solutions in developing local area network (LAN) solutions such as LOMs. OEMs use our PAS chip solutions for the development of PAS network handheld phones. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers (ODMs) to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

Hon-Hai Precision Industry Co., Ltd. accounted for 17% and 25% of our net revenue in the three months ended March 31, 2008 and 2007, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 94% and 98% of net revenue in the three month period ended March 31, 2008 and 2007, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, professional fees, charges related to allowance for doubtful accounts, resource planning software and allocated occupancy costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business.

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

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances and realized gains or losses from the sale of marketable securities.

Impairment of Long-Term Investments. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities; such securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. While we have received all interest payments due on these instruments on a timely basis, we have determined that these assets have been other-than-temporarily impaired and should be classified as long-term investments. Since each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, we have used a discounted cash flow model to estimate the fair value of these investments as of March 31, 2008.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and there have been no material changes.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Consolidated Statements of Operations Data:
Net revenue	100%	100%
Cost of goods sold	49	52

Gross profit	51	48
Operating expenses:
Research and development	26	25
Sales and marketing	11	9
General and administrative	5	5
Amortization of acquired intangible assets	3	2

Total operating expenses	45	41

Income from operations	6	7
Interest income, net	2	3
Impairment of long-term investments	(4)	—
Provision for income taxes	(1)	(2)

Net income	3%	8%

Comparison of Three Months Ended March 31, 2008 and 2007

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended March 31,
	2008	2007	% Change
Net revenue	$114,518	$95,518	20%

The increase in net revenue of $19.0 million for the three months ended March 31, 2008 compared to 2007 was due to the increased volume of chipsets shipped as a result of further acceptance of our wireless chipset products, additional market demand for wireless networking products and the introduction of our GPS products in December 2007, partially offset by decreased demand for our PAS products. As a result, the total number of chipsets shipped increased by approximately 58% in the first quarter in 2008 compared to the first quarter in 2007. The increase in revenue attributed to the increase in chipsets shipped was partially offset by a decrease in the average selling price of these shipped chipsets as we aggressively priced our products to pursue market share.

Gross Profit

	Three Months Ended March 31,
	2008	2007	% Change
Gross profit	$58,056	$45,602	27%
% of net revenue	51%	48%

Gross profit as a percentage of revenue increased in the three months ended March 31, 2008 compared to 2007, primarily as a result of a greater concentration in higher margin wireless LAN products as a percentage of our total product mix, partially offset by a decline in the overall blended selling prices of our products shipped. We have been able to offset declines in average selling prices with supply chain and product design efficiencies as the number of chipsets shipped in the first quarter of 2008 increased by approximately 58% compared to the first quarter of 2007. We expect our gross margin as a percentage of revenue to decrease in the second quarter of 2008 based on anticipated changes in the product mix and lower average selling prices.

Research and Development

	Three Months Ended March 31,
	2008	2007	% Change
Research and development	$30,054	$23,606	27%
% of net revenue	26%	25%

The increase in research and development expenses of $6.4 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, was partly due to additional compensation-related costs of $4.7 million, primarily attributable to a 32% increase in the number of employees engaged in research and development activities to support our growth in the comparable periods. The headcount increase was due primarily to an expansion of our research and development personnel in our five design centers and to a lesser extent, the additional headcount added as part of the u-Nav acquisition in December of 2007. Of the increase in compensation-related expenses, $808,000 was due to an increase in stock-based compensation. We anticipate that research and development expenses will increase in absolute dollars in the second quarter of 2008 compared to the first quarter of 2008.

Sales and Marketing

	Three Months Ended March 31,
	2008	2007	% Change
Sales and marketing	$11,942	$8,422	42%
% of net revenue	11%	9%

The increase in sales and marketing expenses of $3.5 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, was partly due to additional compensation-related costs of $2.6 million, primarily attributable to a 52% increase in the number of employees engaged in sales and marketing activities to support our growth. Of the increase in compensation-related expenses, $757,000 was due to the increase in stock-based compensation. We anticipate that sales and marketing expenses will be sequentially flat in absolute dollars in the second quarter of 2008 compared to the first quarter of 2008.

General and Administrative

	Three Months Ended March 31,
	2008	2007	% Change
General and administrative	$5,994	$4,727	27%
% of net revenue	5%	5%

The increase in general and administrative expenses of $1.3 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, was mainly due to additional compensation-related costs of $814,000, primarily attributable to a 30% increase in the number of employees engaged in general and administrative activities to support our growth, which includes a $303,000 increase in stock-based compensation. We anticipate that general and administrative expenses will increase in absolute dollars in the second quarter of 2008 compared to the first quarter of 2008.

Amortization of Acquired Intangible Assets

	Three Months Ended March 31,
	2008	2007	% Change
Amortization of acquired intangible assets	$3,409	$1,779	92%
% of net revenue	3%	2%

Amortization of acquired intangible assets increased by $1.6 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, as a result of additional acquired intangibles recorded in the fourth quarter of 2007 from the completion of the u-Nav acquisition and the second close of the Attansic acquisition. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants not-to-compete.

Interest Income, Net

	Three Months Ended March 31,
	2008	2007	% Change
Interest income, net	$2,420	$2,492	(3%)
% of net revenue	2%	3%

During the three months ended March 31, 2008 we experienced decreased interest income, compared to the three months ended March 31, 2007, primarily due to a significant decrease in the yield on our cash, cash equivalents and marketable securities. The decrease in the yield, was partially offset by an increase in the average balance of cash, cash equivalents and marketable securities during the first quarter of 2008 compared to the first quarter of 2007, resulting from increased cash generated from operating activities and the exercise of employee stock options, partially offset by cash used in the purchase of u-Nav, the second closing of Attansic and the addition of capital equipment.

Impairment of Long-Term Marketable Securities

During the three months ended March 31, 2008, we recorded an impairment charge of $5.1 million to reduce the carrying value of the auction-rate securities we hold. We have determined that the impairment charge is other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See the discussion at “Liquidity and Capital Resources” in Part I Item 2 , “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 7 to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value. There was no impairment charge recorded for our auction-rate securities in the three months ended March 31, 2007.

Provision for Income Taxes

	Three Months Ended March 31,
	2008	2007	% Change
Provision for income taxes	$590	$1,961	(70%)
% of net revenue	1%	2%

Our effective tax rate of 14.7% for the three months ended March 31, 2008 was lower than the 20.5% for the three months ended March 31, 2007 primarily due to a favorable shift in the mix of our net earnings from the U.S. to jurisdictions where our earnings are taxed at lower rates.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash, cash equivalents and short-term marketable securities increased from $219.5 million at December 31, 2007 to $230.2 million at March 31, 2008. Our working capital generation is primarily used to fund our operating, investing and financing needs.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by (used in)
Operating activities	$12,211	$15,784
Investing activities	(15,725)	(20,924)
Financing activities	2,062	4,639

Net increase in cash and cash equivalents	$(1,452)	$(501)

Operating Activities

For the three months ended March 31, 2008, cash flow from operations of $12.2 million resulted primarily from our net income of $3.4 million and the following:

•

Our net income included substantial non-cash charges in the form of stock-based compensation, an impairment of the fair value of our long-term investments, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $17.4 million.

•	We invested $8.6 million in working capital for the three months ended March 31, 2008.

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Accounts receivable increased by $14.3 million in the first quarter of 2008, reflecting the timing of chipset sales and customer payments. Inventory increased $2.5 million in the first quarter of 2008 reflecting inventory level increases to meet future expected growth in our business. Accounts payable and accrued and other current liabilities increased by $10.0 million in the first quarter of 2008, primarily due to the timing of inventory received and payments to our vendors.

For the three months ended March 31, 2007, cash flow from operations of $15.8 million resulted primarily from our net income of $7.6 million and the following:

•

Our net income included substantial non-cash charges in the form of stock-based compensation, taxes and depreciation and amortization of long-lived assets. These non-cash charges totaled $10.4 million.

•	We invested $2.3 million in working capital for the three months ended March 31, 2007.

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Accounts payable increased $16.7 million, related to increases in inventory and the timing of payments to vendors, partially offset by an increase in accounts receivable of $7.4 million related to increased revenue and the timing of customer payments, an increase in inventory of $5.5 million to support increased demand for our products and a decrease in other accrued liabilities of $4.2 million, primarily related to the timing of payments of customer rebates and 2006 employee incentive compensation.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2008 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $11.9 million. Net cash used in investing activities during the three months ended March 31, 2007 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $20.9 million.

Our investments are in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities and other cost-based investments. We purchased $1.9 million and $1.3 million of property and equipment in the three months ended March 31, 2008 and 2007, respectively.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2008 consisted primarily of proceeds from stock option exercises of $1.8 million. Net cash flows provided by financing activities in the first quarter of 2007 consisted primarily of proceeds from stock option exercises of $4.1 million.

Liquidity

We expect an increase in our operating expenses in absolute dollars for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008. Due to the requirements of FIN 48, we recorded a total of $472,000 in additional liability in the first quarter of 2008, and we have recorded a total to date FIN 48 liability of $21.7 million through March 31, 2008.

As of March 31, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of material significance, or have potential material significance, to us.

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and financial liabilities only. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

In the three months ended March 31, 2008 there was no material impact for adoption of SFAS 157 to our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of March 31, 2008, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, auction-rate securities and U.S. government securities. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our long-term investments primarily consist of auction-rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments primarily consist of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of March 31, 2008, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $25.4 million, resulting in $7.3 million of other-than-temporary impairments. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. We will not be able to liquidate any of our remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. We have re-classified these auction-rate securities as long-term available-for-sale securities. We believe we have the ability to hold these securities for longer than a period of 12 months.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment, which was subsequently reduced to $992,000. In January 2008, we issued another standby letter of credit for $650,000 to secure an addition operating lease for equipment. These standby letters of credit have reduced the amount available to borrow under this credit facility from $10.0 million to $8.3 million. At March 31, 2008, no balances were outstanding against the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

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

Fujitsu Limited, LG Electronics, Inc., and U.S. Philips Corporation v. Netgear, Inc.

On December 17, 2007, Fujitsu limited, LG Electronics, Inc., and U.S. Philips Corporation filed a complaint against Netgear, Inc. in the U.S. District Court for Western District of Wisconsin, alleging certain of Netgear’s 802.11 compliant products infringe U.S., patent numbers 6,018,642; 6,469,993; and 4,975,952. Each of the asserted patents is part of an 802.11 patent pool, the licensing of which is administered by Via Licensing, a wholly owned subsidiary of Dolby Laboratories, Inc. On March 17, 2008, Netgear filed a third party complaint against its suppliers Atheros, Broadcom, and Marvell. We believe that we have meritorious defenses to these allegations and intend to defend this lawsuit vigorously. However, there can be no assurance that we will be successful in such defense.

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.

Item 1A.	Risk Factors.

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in the Form 10-K, are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to purchases made by us or on our behalf or on behalf of any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the three months ended March 31, 2008:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: January 1-31	—		—	—	—
Month #2: February 1-29	1,328	(1)	$1.99	—	—
Month #3: March 1-31	—		—	—	—
Total	1,328	(1)	$1.99	—	—

(1)	These shares had been purchased from us by an employee pursuant to the exercise of stock options and were unvested shares under the terms of the stock option agreement between us and the employee. We repurchased the shares from the employee upon the employee’s termination of employment with us pursuant to our right to repurchase unvested shares at the original exercise price under our 1998 Stock Incentive Plan and the stock option agreement.

Item 6.	Exhibits.

Exhibit Number	Description

10.1(1)	2004 Stock Incentive Plan

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.

(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2008

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
Chief Executive Officer and President
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Vice President of Corporate Development and Chief Financial Officer and Secretary
(Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre
Vice President and Chief Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.1(1)	2004 Stock Incentive Plan

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.

(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.