Form 10-Q
period 2008-06-30
ATHEROS COMMUNICATIONS INC
filed 2008-08-01
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 28, 2008, 59,989,624 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$177,526	$174,256
Short-term marketable securities	75,048	45,288
Accounts receivable, net	75,348	58,002
Inventory	45,858	35,497
Prepaid expenses, deferred income taxes and other current assets	14,436	16,084

Total current assets	388,216	329,127
Property and equipment, net	14,283	13,492
Long-term investments	26,066	30,453
Goodwill	101,013	100,899
Acquired intangible assets, net	29,117	35,226
Deferred income taxes and other assets	15,718	12,940

Total assets	$574,413	$522,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,303	$29,576
Accrued and other current liabilities	50,996	47,268

Total current liabilities	87,299	76,844

Deferred income taxes and other long-term liabilities	45,262	43,836
Commitments and contingencies
Stockholders’ equity:
Common stock	426,937	400,034
Accumulated other comprehensive income	135	185
Retained earnings	14,780	1,238

Total stockholders’ equity	441,852	401,457

Total liabilities and stockholders’ equity	$574,413	$522,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$121,518	$100,808	$236,036	$196,326
Cost of goods sold	60,057	50,859	116,519	100,775

Gross profit	61,461	49,949	119,517	95,551

Operating expenses:
Research and development	29,947	24,628	60,001	48,234
Sales and marketing	12,500	8,891	24,442	17,313
General and administrative	6,309	4,786	12,303	9,513
Amortization of acquired intangible assets	3,010	1,789	6,419	3,568

Total operating expenses	51,766	40,094	103,165	78,628

Income from operations	9,695	9,855	16,352	16,923
Interest income, net	1,944	2,770	4,364	5,262
Impairment of long-term investments	(1,387)	—	(6,457)	—

Income before income taxes	10,252	12,625	14,259	22,185
Income tax provision	127	3,343	717	5,304

Net income	$10,125	$9,282	$13,542	$16,881

Basic net income per share	$0.17	$0.17	$0.23	$0.31

Shares used in computing basic net income per share	59,607	55,543	59,258	55,112

Diluted net income per share	$0.16	$0.16	$0.22	$0.29

Shares used in computing diluted net income per share	62,113	59,111	61,780	58,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,542	$16,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,179	2,529
Stock-based compensation	13,946	9,336
Impairment of long-term investments	6,457	—
Amortization of acquired intangible assets and other	6,991	3,727
Deferred income taxes	(606)	4,304
Tax benefit from employee stock-based awards	1,028	1,981
Excess tax benefit from employee stock-based awards	(772)	(1,814)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(17,329)	(3,347)
Inventory	(10,933)	(3,014)
Prepaid expenses and other current assets	739	(1,934)
Accounts payable	6,269	9,193
Accrued and other current liabilities	3,739	(6,945)

Net cash provided by operating activities	26,250	30,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,754)	(3,960)
Purchase of marketable securities	(71,233)	(86,892)
Maturities of marketable securities	41,353	46,877
Proceeds from disposal of assets held for sale from acquisition	600	1,700
Other investments	(2,647)	(36)

Net cash used in investing activities	(35,681)	(42,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	11,929	11,850
Excess tax benefits from employee stock-based awards	772	1,814

Net cash provided by financing activities	12,701	13,664

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,270	2,250
CASH AND CASH EQUIVALENTS, Beginning of period	174,256	98,383

CASH AND CASH EQUIVALENTS, End of period	$177,526	$100,633

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

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2007 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007 included in its Annual Report on Form 10-K, as filed on February 28, 2008 with the SEC. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

Except as described in Note 3 related to the adoption of SFAS No. 157, the Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2007.

Product Warranty — Components of the reserve for warranty costs during the six months ended June 30, 2008 and 2007 consisted of the following (in thousands):

	Six Months Ended June 30,
	2008	2007
Beginning balance	$2,638	$1,258
Additions related to current period sales	2,217	2,034
Warranty costs incurred in the current period	(397)	(465)
Adjustments to accruals related to prior period sales	(2,317)	(543)

Ending balance	$2,141	$2,284

Recent Accounting Pronouncements — With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of material significance, or have potential material significance, to the Company.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and financial liabilities only. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

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

In the six months ended June 30, 2008 there was no material impact from the adoption of SFAS 157 on the Company’s condensed consolidated financial statements.

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

3. Financial Instruments

As of June 30, 2008, the Company does not have liabilities that are measured on a fair value basis on a recurring basis.

In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Money market funds	$73,050	$73,050	$—	$—
U.S. government debt securities	103,164	103,164	—	—
Commercial paper	35,393	—	35,393	—
Corporate bonds	9,536	—	9,536	—
Corporate notes	27,303	—	27,303	—
Auction-rate securities	24,066	—	—	24,066

Total	$272,512	$176,214	$72,232	$24,066

The Company’s Level 3 assets consist of long-term auction-rate securities for which the Company used a discounted cash flow model to value these investments (see Note 5).

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008 (in thousands):

Auction-Rate Securities
Balance, December 31, 2007	$30,453
Total gains (losses) – realized/unrealized
Included in earnings	(6,457)
Included in other comprehensive income	70
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, June 30, 2008	$24,066

Total losses for the period included in earnings relating to assets still held at June 30, 2008	$(6,457)

4. Inventory

Inventory consists of (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$8,551	$16,092
Work-in-process	19,876	12,741
Raw materials	17,431	6,664

Total	$45,858	$35,497

5. Long-term Investments

Long-term investments consist of (in thousands):

	June 30, 2008	December 31, 2007
Auction-rate securities	$24,066	$30,453
Other long-term investments	2,000	—

Total	$26,066	$30,453

Long-term investments consist primarily of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of June 30, 2008, the Company held auction-rate securities with a par value of $32,730,000. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process, or the notes are redeemed.

Historically, the fair value of the auction-rate securities held by the Company approximated par value due to the 28 day resets. The securities continue to earn and receive interest at the maximum contractual rate which averaged 4.22% as of June 30, 2008. Because each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, the Company has used a discounted cash flow model to estimate the fair value of the auction-rate securities. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing of cash flows and expected holding periods of the auction-rate securities. In the three and six months ended June 30, 2008, the Company determined that the value of these securities has been further impaired and accordingly, recorded other-than-temporary impairment charges of $1,387,000 and $6,457,000, respectively, to reduce these securities to their estimated fair value. This impairment charge has reduced the fair value of the securities to $24,066,000 as of June 30, 2008.

6. Acquired Intangible Assets

The carrying amounts of the acquired intangible assets are as follows (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$35,061	$(12,147)	$22,914	$34,961	$(7,231)	$27,730
Customer relationships	7,512	(1,895)	5,617	7,512	(1,001)	6,511
Covenant not-to-compete	1,327	(741)	586	1,327	(523)	804
Backlog	522	(522)	—	312	(131)	181

Total	$44,422	$(15,305)	$29,117	$44,112	$(8,886)	$35,226

Amortization expense for intangible assets for the three and six months ended June 30, 2008 was $3,010,000 and $6,419,000, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2007 was $1,789,000 and $3,568,000, respectively. At June 30, 2008 estimated amortization expense for the remainder of fiscal 2008 and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008 (remainder)	$5,812
2009	10,726
2010	8,435
2011	2,447
2012	867
Thereafter	830

Total	$29,117

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	June 30, 2008	December 31, 2007
Accrued customer incentives	$24,095	$14,027
Accrued compensation and benefits	10,525	14,423
Other liabilities	16,376	18,818

Total	$50,996	$47,268

8. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”), 2004 Stock Incentive Plan (the “2004 Plan”) and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 28, 2008.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and six months ended June 30, 2008 and 2007:

Option Plan Shares	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Estimated life (in years)	5.3	4.8	4.9	4.8
Expected volatility	49.2%	49.5%	48.3%	50.7%
Risk-free interest rate	2.3%	4.5%	2.9%	4.7%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$12.81	$14.22	$12.25	$12.68

ESPP Plan Shares	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	44.0%	46.2%	44.0%	46.2%
Risk-free interest rate	3.9%	5.2%	3.9%	5.2%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$9.45	$6.29	$9.45	$6.29

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$144	$121	$296	$246
Research and development	3,869	2,654	7,578	5,650
Sales and marketing	2,101	1,054	3,893	2,095
General and administrative	1,180	743	2,179	1,441

	$7,294	$4,572	$13,946	$9,432

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At June 30, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $65,528,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s stock incentive plans for the six months ended June 30, 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	8,676	$14.08
Granted	1,203	27.19
Exercised	(818)	9.82
Forfeitures and cancellations	(416)	16.66

Outstanding at June 30, 2008	8,645	$16.18	6.06	$120,498

Exercisable at June 30, 2008	4,490	$10.61	5.06	$87,278

As of June 30, 2008, 7,343,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $15.14, a weighted average remaining contractual life of 5.87 years and an aggregate intrinsic value of $109,902,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 8,029,000 options that were in-the-money at June 30, 2008. During the three and six months ended June 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $8,922,000 and $14,567,000, respectively, determined as of the date of option exercise. As of June 30, 2008, the Company had 2,703,000 authorized shares available for future issuance under all of our stock incentive plans.

The following table summarizes the Company’s restricted stock award activity for the six months ended June 30, 2008 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2008	19	$16.33	1,351	$24.17
Granted	—	—	390	26.35
Vested	(8)	16.33	(222)	26.94
Forfeited	—	—	(77)	25.74

Nonvested stock at June 30, 2008	11	$16.33	1,442	$24.25

The intrinsic value of restricted stock awards vested was $204,000 and $218,000 in the three months ended June 30, 2008 and 2007, respectively. The intrinsic value of restricted stock awards vested was $204,000 and $724,000 in the six months ended June 30, 2008 and 2007, respectively. The total intrinsic value of all outstanding restricted stock awards was $330,000 and $1,079,000 as of June 30, 2008 and 2007, respectively.

The intrinsic value of restricted stock units vested was $3,268,000 and $1,479,000 in the three months ended June 30, 2008 and 2007, respectively. The intrinsic value of restricted stock units vested was $5,984,000 and $2,504,000 in the six months ended June 30, 2008 and 2007, respectively. The total intrinsic value of all outstanding restricted stock units was $43,260,000 and $29,329,000 as of June 30, 2008 and 2007, respectively.

9. Income Taxes

As of December 31, 2007, the Company had approximately $29,291,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $1,600,000 for the six months ended June 30, 2008. Because of net operating loss carry forwards, substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company is not aware of any information that suggests its unrecognized tax benefits will decrease materially in the next 12 months.

The Company’s 2008 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate. In addition, during the three months ended June 30, 2008, the Company changed a state tax filing position, which resulted in the recording a of net deferred tax benefit of approximately $1,068,000.

In June 2008, the Company was notified by the Internal Revenue Service that the Company’s federal income tax return for the year ended December 31, 2006 was selected for audit.

10. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (numerator)	$10,125	$9,282	$13,542	$16,881

Denominator for basic net income per share:
Weighted average shares outstanding	59,619	55,601	59,274	55,178
Weighted average shares subject to repurchase	(12)	(58)	(16)	(66)

Shares used to calculate basic net income per share	59,607	55,543	59,258	55,112
Effect of dilutive securities (denominator):
Common stock options and warrants	2,494	3,510	2,506	3,532
Shares subject to repurchase	12	58	16	66

Shares used to calculate diluted net income per share	62,113	59,111	61,780	58,710

Basic net income per share	$0.17	$0.17	$0.23	$0.31

Diluted net income per share	$0.16	$0.16	$0.22	$0.29

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 2,862,000 and 1,754,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended June 30, 2008 and 2007, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 2,945,000 and 1,714,000 shares of the Company’s common stock were excluded from the net income per share calculation in the six months ended June 30, 2008 and 2007, respectively, as their effect would have been antidilutive.

11. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$10,125	$9,282	$13,542	$16,881
Other comprehensive income:
Unrealized gain (loss) on investments	(268)	(62)	(50)	4

Total comprehensive income	$9,857	$9,220	$13,492	$16,885

12. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Taiwan	43%	49%	48%	51%
China	28	41	27	41
United States	2	2	2	1
Other	27	8	23	7

Total	100%	100%	100%	100%

Significant Customers

Hon Hai Precision Industry Co., Ltd. accounted for 19% and 28% of our net revenue for the three months ended June 30, 2008 and 2007, respectively. Hon Hai Precision Industry Co., Ltd. accounted for 18% and 26% of our net revenue for the six months ended June 30, 2008 and 2007, respectively. This was the only customer representing greater than 10% of net revenue during the periods.

Customers representing greater than 10% of net accounts receivable are as follows:

	June 30, 2008	December 31, 2007
Hon Hai Precision Industry Co., Ltd.	31%	28%
Flextronics International Ltd.	*	11

*	less than 10% in the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the Personal Access Systems market, our average selling prices, the growth of our business, our strategy regarding new markets, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by ODMs through to OEMs outside Asia, our expenses, cost of goods sold and gross margins, our deferred tax assets, our tax estimates and related audits, development of new products, expanding our core technologies, expanding our sales and marketing efforts, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our acquisition and investment strategy, expansion of our workforce and anticipated resources required to support our expansion, market risk sensitive instruments, foreign currency exchange risk sensitive instruments, our auction-rate securities, our potential legal proceedings, our disclosure controls and procedures and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, our ability to successfully complete our acquisitions and integrate these businesses and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a leading developer of highly integrated semiconductor system solutions for communications products. We combine our wireless systems and software expertise with our high-performance radio frequency (RF) mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor (CMOS) processes. Our solutions are used by a broad base of customers, including makers of personal computers, networking equipment and consumer electronic devices. Our product portfolio includes Wireless Local Area Network (WLAN), Personal Access Systems (PAS), Ethernet, Bluetooth and Global Positioning System (GPS) technologies. We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office (SOHO) markets to sophisticated wireless infrastructure systems-on-chip (SoC) with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the personal computer, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers (IEEE) family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards. We have a broad base of leading personal computer original equipment manufacturer (PC OEM) customers, including Acer, Apple, ASUSTeK, Fujitsu-Siemens, Hewlett Packard, Lenovo, NEC, Samsung, Sony and Toshiba and networking equipment manufacturers, including 2Wire, AVM, Belkin, D-Link, Linksys, MikroTik, NEC AT, NETGEAR, Siemens, TP-Link and Verizon, as well as other consumer electronics customers.

In 2005, we introduced our solution for the PAS cellular market. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. Our solution consists of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. The market for PAS is currently declining due to the adoption of other cellular technologies in China.

In August 2006, we began shipping our universal serial bus (USB) solution for WLAN which we obtained through our acquisition of ZyDAS Technology Corporation. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions. In conjunction with the acquisition, ZyDAS became the Atheros Taiwan Development Center. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we acquired 87.7% of the outstanding shares of Attansic Technology Corporation, a privately held Taiwan-based fabless integrated circuit design company, specializing in gigabit and fast Ethernet integrated circuit solutions, as well as power management products. We acquired the remaining 12.3% of Attansic’s outstanding shares in November 2007. In December 2006, we began shipping the Ethernet solutions acquired from Attansic for personal computer applications. Our Ethernet solutions are integrated into personal computer LAN-on-motherboards (LOM) by supplying Gigabit Ethernet network interface card (NIC) and physical layer (PHY) products for LOMs. In 2007, we introduced our first 10/100 Fast Ethernet Switch product for wired and wireless local area networking solutions. In January 2007, we sold certain assets related to the legacy power management business of Attansic to a third party. The results of operations for Attansic have been included in our consolidated statements of operations since December 2006, net of minority interest. Since November 2007, 100% of the results of operations of Attansic have been included in our consolidated statement of operations.

During 2007, we began sampling our first single chip, CMOS Bluetooth solutions targeting the personal computing market and headset markets. These solutions support the Bluetooth 2.1+ Enhanced Data Rate standard and leverage our expertise in RF design and integration to deliver a highly compact, low power design for use in a variety of Bluetooth enabled devices. In 2008 we began shipping Bluetooth products.

In December 2007, we acquired certain of the assets and liabilities from u-Nav Microelectronics Corporation, a privately held fabless semiconductor company specializing in GPS chipsets and software that enable mobile location-based products and services. Under the terms of the purchase agreement, we paid an aggregate of $54.1 million in cash, stock and assumed liabilities. In January 2008, we began shipping the GPS solutions acquired from u-Nav for personal navigation devices (PNDs). The results of operations from the u-Nav acquisition have been included in our consolidated statements of operations since the date of acquisition.

Revenue. Our revenue is derived primarily from the sale of WLAN, PAS, Ethernet, Bluetooth and GPS chipsets and to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers (OEMs), utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicard, PNDs and headsets. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers (ODMs) to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers based on quotes provided to the customer. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual sales data submitted by the customers differs significantly from the original estimates, which may have the effect of increasing or decreasing net revenue in particular periods.

We defer recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the products are sold by the distributors to their customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products.

Hon-Hai Precision Industry Co., Ltd. accounted for 18% and 26% of our net revenue in the six months ended June 30, 2008 and 2007, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 93% and 98% of net revenue in the six months ended June 30, 2008 and 2007, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Research and Development. Research and development expense relates primarily to compensation and associated costs related to development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation costs, regulatory testing costs, depreciation expense and allocated occupancy costs. All research and development costs are expensed as incurred. We expect our research and development costs to increase in absolute dollars in the future as we invest to develop new competitive products and address new markets in the future.

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

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, legal and professional fees, charges related to allowance for doubtful accounts, enterprise resource planning software and allocated occupancy costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to assets acquired in the ZyDAS, Attansic and u-Nav acquisitions. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants-not-to-compete.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and marketable securities balances and realized gains or losses from the sale of marketable securities.

Impairment of Long-Term Investments. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities; such securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. While we have received all interest payments due on these instruments on a timely basis, we have determined that these assets have been other-than-temporarily impaired and should be classified as long-term investments. Since each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, we have used a discounted cash flow model to estimate the fair value of these investments as of June 30, 2008.

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

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of net revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	49	50	49	51

Gross profit	51	50	51	49
Operating expenses:
Research and development	25	24	26	24
Sales and marketing	10	9	10	9
General and administrative	5	5	5	5
Amortization of acquired intangible assets	3	2	3	2

Total operating expenses	43	40	44	40

Income from operations	8	10	7	9
Interest income, net	2	2	2	3
Impairment of long-term investments	(2)	—	(3)	—
Provision for income taxes	—	(3)	—	(3)

Net income	8%	9%	6%	9%

Comparison of Three and Six Months Ended June 30, 2008 and 2007

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Networking	$68,484	$51,117	34%	$135,868	$101,078	34%
PC OEM	44,702	45,063	(1)%	83,668	82,352	2%
Consumer	8,332	4,628	80%	16,500	12,896	28%

Net revenue	$121,518	$100,808	21%	$236,036	$196,326	20%

The increase in net revenue in our Networking channel during the three and six months ended June 30, 2008 compared to the same periods in 2007 resulted from the further acceptance of our wireless networking products, particularly with our carrier and retail customers.

In our PC OEM channel, net revenues remained relatively flat for both the three and six months ended June 30, 2008 compared to the same periods in 2007. An increase in the volume of chipsets shipped was offset by declining average selling prices as we pursued a market share strategy.

The increase in revenue in our Consumer channel during the three and six months ended June 30, 2008 compared to the same periods in 2007, resulted from the further acceptance of our mobile wireless networking products and the introduction of our GPS products in December 2007, partially offset by decreased demand for our PAS products.

Gross Profit

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Gross profit	$61,461	$49,949	23%	$119,517	$95,551	25%
% of net revenue	51%	50%		51%	49%

Gross profit as a percentage of revenue increased in the three and six months ended June 30, 2008 compared to 2007, primarily as a result of a greater concentration in higher margin wireless LAN products as a percentage of our total product mix, partially offset by a decline in the overall blended selling prices of our products shipped. During 2008, we have been able to offset declines in average selling prices with supply chain and product design efficiencies as the number of chipsets shipped in the second quarter and first six months of 2008 increased over 50% compared to the same periods in 2007. We expect our gross margin as a percentage of revenue to decrease in the third quarter of 2008 based on anticipated changes in the product mix and lower average selling prices.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Research and development	$29,947	$24,628	22%	$60,001	$48,234	24%
% of net revenue	25%	24%		26%	24%

The increase in research and development expenses of $5.3 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, was primarily due to additional compensation-related costs of $4.9 million, partly attributable to a 29% increase in the number of employees engaged in research and development activities to support our growth in the comparable periods. The headcount increase was due primarily to an expansion of our research and development personnel in our five design centers and to a lesser extent, the additional headcount added as part of the u-Nav acquisition in December of 2007. Of the increase in compensation-related expenses, $1.2 million was due to an increase in stock-based compensation. We anticipate that research and development expenses will increase in absolute dollars in the third quarter of 2008 compared to the second quarter of 2008.

The increase in research and development expenses of $11.8 million during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to an increase in compensation-related costs of $9.7 million, partly attributable to a 29% increase in the number of employees engaged in research and development activities at the end of the periods. Of the increase in compensation-related expenses, $2.0 million was due to an increase in stock-based compensation.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Sales and marketing	$12,500	$8,891	41%	$24,442	$17,313	41%
% of net revenue	10%	9%		10%	9%

The increase in sales and marketing expenses of $3.6 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, was primarily due to additional compensation-related costs of $2.7 million, partly attributable to a 39% increase in the number of employees engaged in sales and marketing activities to support our growth. Of the increase in compensation-related expenses, $1.0 million was due to the increase in stock-based compensation. We anticipate that sales and marketing expenses will increase in absolute dollars in the third quarter of 2008 compared to the second quarter of 2008.

The increase in sales and marketing expenses of $7.1 million during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to an increase in compensation-related costs of $5.3 million, partly attributable to a 39% increase in the number of employees engaged in sales and marketing activities at the end of the periods. Of the increase in compensation-related expenses, $1.8 million was due to the increase in stock-based compensation.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
General and administrative	$6,309	$4,786	32%	$12,303	$9,513	29%
% of net revenue	5%	5%		5%	5%

The increase in general and administrative expenses of $1.5 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, was mainly due to additional compensation-related costs of $876,000, primarily attributable to a 25% increase in the number of employees engaged in general and administrative activities to support our growth, which includes a $436,000 increase in stock-based compensation. We anticipate that general and administrative expenses will increase in absolute dollars in the third quarter of 2008 compared to the second quarter of 2008.

The increase in general and administrative expenses of $2.8 million during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to an increase in compensation-related costs of $1.7 million, primarily attributable to a 25% increase in the number of employees engaged in general and administrative activities at the end of the periods.

Amortization of Acquired Intangible Assets

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Amortization of acquired intangible assets	$3,010	$1,789	68%	$6,419	$3,568	80%
% of net revenue	3%	2%		3%	2%

Amortization of acquired intangible assets increased by $1.2 million and $2.9 million during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, as a result of additional acquired intangible assets recorded in the fourth quarter of 2007 from the completion of the u-Nav acquisition and the second close of the Attansic acquisition. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants not-to-compete.

Interest Income, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Interest income, net	$1,944	$2,770	(30%)	$4,364	$5,262	(17%)
% of net revenue	2%	2%		2%	3%

During the three and six months ended June 30, 2008 interest income decreased compared to the three and six months ended June 30, 2007, primarily due to a significant decrease in the yield on our cash, cash equivalents and marketable securities. The decrease in the yield was partially offset by an increase in cash, cash equivalents and marketable securities during the second quarter and first six months of 2008 compared to the same periods in 2007.

Impairment of Long-Term Marketable Securities

During the three and six months ended June 30, 2008, we recorded impairment charges of $1.4 million and $6.5 million, respectively, to reduce the carrying value of the auction-rate securities we hold. We have determined that the impairment charges are other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See the discussion at “Liquidity and Capital Resources” in Part I Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 5 to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value. There were no impairment charges recorded for our auction-rate securities in the three and six months ended June 30, 2007.

Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Provision for income taxes	$127	$3,343	(96%)	$717	$5,304	(86%)
% of net revenue	—%	3%		—%	3%

The provision for income taxes was $127,000 and $717,000 for the three and six months ended June 30, 2008, respectively, as compared to the provision for income taxes of $3.3 million and $5.3 million for the three and six months ended June 30, 2007, respectively. Our estimated effective tax rate was 1.2% and 5.0% in the three and six months ended June 30, 2008, respectively, as compared to an estimated effective tax rate of 26.5% and 23.9% for the three and six months ended June 30, 2007, respectively.

Our 2008 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to certain discrete tax benefits received from employee stock incentive and stock purchase plans during the first half of 2008. In addition, during the three months ended June 30, 2008, we changed a state tax filing position, which resulted in the recording of a net deferred tax benefit of approximately $1,068,000.

In June 2008, we were notified by the Internal Revenue Service that our federal income tax return for the year ended December 31, 2006 was selected for audit.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes and the realizability of assets in future years.

We continually assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, projections of future income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If recovery is not likely, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations, the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Cash, cash equivalents and short-term marketable securities increased from $219.5 million at December 31, 2007 to $252.6 million at June 30, 2008. Our working capital generation is primarily used to fund our operating, investing and financing needs.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in)
Operating activities	$26,250	$30,897
Investing activities	(35,681)	(42,311)
Financing activities	12,701	13,664

Net increase in cash and cash equivalents	$3,270	$2,250

Operating Activities

For the six months ended June 30, 2008, cash flow from operations of $26.3 million resulted primarily from our net income of $13.5 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form of stock-based compensation, an impairment of the fair value of our long-term investments and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $30.6 million.

•	We invested $17.5 million in working capital for the six months ended June 30, 2008.

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Accounts receivable increased by $17.3 million in the first six months of 2008, reflecting the timing of chipset sales and customer payments. Inventory increased $10.9 million in the first six months of 2008, reflecting inventory level increases to meet future expected growth in our business. Accounts payable and accrued and other current liabilities increased by $10.0 million in the first six months of 2008, primarily due to the timing of inventory received, payments to our vendors and an increase in accrued customer incentives.

For the six months ended June 30, 2007, cash flow from operations of $30.9 million resulted primarily from our net income of $16.9 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form of stock-based compensation, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $20.1 million.

•	We invested $6.1 million in working capital for the six months ended June 30, 2007.

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Accounts payable increased $9.2 million, related to increases in inventory and the timing of payments to vendors, partially offset by an increase in accounts receivable of $3.3 million related to increased revenue and the timing of customer payments, an increase in inventory of $3.0 million to support increased demand for our products and a decrease in other accrued liabilities of $6.9 million, primarily related to the timing of customer rebate payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2008 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $29.9 million. Net cash used in investing activities during the six months ended June 30, 2007 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $40.0 million. Our investments are primarily in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities and other cost-based investments.

We purchased $3.8 million and $4.0 million of property and equipment in the six months ended June 30, 2008 and 2007, respectively.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2008 consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $11.9 million. Net cash flows provided by financing activities in the first six months of 2007 consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $11.9 million.

Liquidity

We expect to experience an increase in our operating expenses in absolute dollars for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our existing cash and cash equivalents and existing amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and potential future acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008. In accordance with the requirements of FIN 48, we recorded a total of $1.6 million in additional liability in the first half of 2008 and we have recorded a total to date FIN 48 liability of $22.9 million through June 30, 2008.

As of June 30, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of material significance, or have potential material significance, to us.

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

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and financial liabilities only. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

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

In the six months ended June 30, 2008 there was no material impact for adoption of SFAS 157 to our consolidated financial statements.

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

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of June 30, 2008, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, U.S. government securities and auction-rate securities. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. Our long-term investments primarily consist of auction-rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments primarily consist of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of June 30, 2008, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $24.1 million, resulting in $8.6 million of other-than-temporary impairments. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. We will not be able to liquidate any of our remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process, or the notes are redeemed. As of September 30, 2007, we have re-classified these auction-rate securities as long-term available-for-sale securities and have maintained this classification. We believe we have the ability to hold these securities for longer than a period of 12 months.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. Our revolving credit facility provides financing up to $10.0 million for working capital requirements. In 2006, we issued a standby letter of credit for $1.4 million to secure an operating lease for equipment, which was subsequently reduced to $992,000. In January 2008, we issued another standby letter of credit for $650,000 to secure an additional operating lease for equipment. These standby letters of credit have reduced the amount available to borrow under this credit facility from $10.0 million to $8.3 million. At June 30, 2008, no balances were outstanding against the revolving credit facility. The loan bears interest at the bank’s prime rate. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

Our direct exposure to foreign exchange rate fluctuations is currently minimal. Our sales agreements generally provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. The risk associated with fluctuating currency exchange rates is limited to our operating expenses and capital expenditures denominated in currencies other than the United States’ dollar and we believe that a 10% change in currency exchange rates may have a significant impact on the fair value of our operating expenses or capital expenditures. Increases or decreases in the value of the United States’ dollar relative to other currencies could make our products more or less expensive, which could have an impact on our business. Future fluctuations in currency exchange rates could have a material impact on our business.

We do not currently engage in foreign currency hedging transactions, nor do we believe that we have a material exposure to foreign currency exchange rate risk.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

ArrayComm v. Atheros Communications, Inc.

On September 11, 2007, ArrayComm LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, ArrayComm alleges that certain of our products infringe U.S. patent numbers 5,592,490, 5,642,353 and 5,828,658. ArrayComm seeks unspecified damages and other relief. We have answered the complaint, denying all allegations and asserting affirmative defenses. We also asserted counterclaims requesting declaratory judgment for non-infringement. However, there can be no assurance that we will be successful in such defense.

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN, Inc. filed two complaints against us and thirteen of our direct and indirect customers in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of our products infringe U.S. patent numbers 5,282,222 and RE37, 802. Wi-LAN seeks unspecified damages and other relief. We believe that we have meritorious defenses to such allegations and intend to defend these lawsuits vigorously. We have answered the complaints, denying all allegations and asserting affirmative defenses. We also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. However, there can be no assurance that we will be successful in such defense.

Fujitsu Limited, LG Electronics, Inc., and U.S. Philips Corporation v. Netgear, Inc.

On December 17, 2007, Fujitsu limited, LG Electronics, Inc., and U.S. Philips Corporation filed a complaint against Netgear, Inc. in the U.S. District Court for Western District of Wisconsin, alleging certain of Netgear’s 802.11 compliant products infringe U.S., patent numbers 6,018,642; 6,469,993; and 4,975,952. Each of the asserted patents is part of an 802.11 patent pool, the licensing of which is administered by Via Licensing, a wholly owned subsidiary of Dolby Laboratories, Inc. On March 17, 2008, Netgear filed a third party complaint against its suppliers Atheros, Broadcom, and Marvell. On May 23, 2008, we filed a Motion to Dismiss Netgear’s third-party complaint against us. On June 13, 2008, Netgear filed a Stipulation of Dismissal to dismiss us from this litigation which was granted by the Court on June 18, 2008.

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.

Item 1A.	Risk Factors

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in the Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

The final determination of our income tax liability may be materially different from our income tax provision.

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.

We are also subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Our U.S. Federal income tax return for the year ended December 31, 2006 has been selected for audit by the IRS. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts reflected in our income tax provisions and accruals.

Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially to future periods as well.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 22, 2008. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of two (2) Class II directors to serve for a three-year term until the 2011 annual meeting of stockholders. The results of the voting were as follows:

a. Teresa H. Meng

Number of shares voted FOR	52,510,352
Number of shares WITHHOLDING AUTHORITY	792,231

b. Willy C. Shih

Number of shares voted FOR	50,508,567
Number of shares WITHHOLDING AUTHORITY	2,794,016

The other directors whose terms of office as directors have continued after the annual meeting are:

John L. Hennessy, Craig H. Barratt, Christine King, Marshall L. Mohr and Andrew S. Rappaport.

2. Ratification of the appointment of Deloitte & Touche LLP, as the independent registered public accounting firm of Atheros Communications, Inc. for the fiscal year ending December 31, 2008. The results of the voting were as follows:

Number of shares voted FOR	51,795,108
Number of shares voted AGAINST	1,496,189
Number of shares ABSTAINING	11,286
Number of Broker Non-Votes	—

3. The approval of the material terms of our 2004 Stock Incentive Plan. The results of the voting were as follows:

Number of shares voted FOR	40,111,237
Number of shares voted AGAINST	5,897,073
Number of shares ABSTAINING	44,619
Number of Broker Non-Votes	7,249,654

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2008

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
President and Chief Executive Officer (Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Chief Financial Officer, Vice President of Corporate Development and Secretary (Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre
Vice President and Chief Accounting Officer (Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.