Form 10-Q
period 2008-09-30
ATHEROS COMMUNICATIONS INC
filed 2008-10-28
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer	Smaller reporting Company ☐
(Do not check if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

As of October 23, 2008, 60,346,404 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$158,175	$174,256
Short-term marketable securities	115,930	45,288
Accounts receivable, net	91,006	58,002
Inventory	52,118	35,497
Prepaid expenses, deferred income taxes and other current assets	16,804	16,084

Total current assets	434,033	329,127
Property and equipment, net	14,162	13,492
Long-term investments	21,745	30,453
Goodwill	101,640	100,899
Acquired intangible assets, net	26,190	35,226
Deferred income taxes and other assets	17,699	12,940

Total assets	$615,469	$522,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,894	$29,576
Accrued and other current liabilities	65,491	47,268

Total current liabilities	106,385	76,844

Deferred income taxes and other long-term liabilities	46,712	43,836
Commitments and contingencies
Stockholders’ equity:
Common stock	438,616	400,034
Accumulated other comprehensive income (loss)	(1,112)	185
Retained earnings	24,868	1,238

Total stockholders’ equity	462,372	401,457

Total liabilities and stockholders’ equity	$615,469	$522,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$138,064	$106,307	$374,100	$302,633
Cost of goods sold	69,939	54,048	186,458	154,823

Gross profit	68,125	52,259	187,642	147,810

Operating expenses:
Research and development	30,859	25,772	90,860	74,006
Sales and marketing	13,471	9,508	37,913	26,821
General and administrative	7,034	5,864	19,337	15,377
Amortization of acquired intangible assets	2,927	1,790	9,346	5,358

Total operating expenses	54,291	42,934	157,456	121,562

Income from operations	13,834	9,325	30,186	26,248
Interest income, net	2,354	3,064	6,718	8,326
Impairment of long-term investments	(4,385)	—	(10,842)	—

Income before income taxes	11,803	12,389	26,062	34,574
Income tax provision	1,715	2,718	2,432	8,022

Net income	$10,088	$9,671	$23,630	$26,552

Basic net income per share	$0.17	$0.17	$0.40	$0.48

Shares used in computing basic net income per share	60,146	56,218	59,554	55,481

Diluted net income per share	$0.16	$0.16	$0.38	$0.45

Shares used in computing diluted net income per share	62,624	59,576	62,062	58,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,630	$26,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,822	3,859
Stock-based compensation	21,554	15,142
Impairment of long-term investments	10,842	—
Amortization of acquired intangible assets and other	9,918	5,516
Deferred income taxes	(659)	5,924
Tax benefit from employee stock-based awards	2,174	3,088
Excess tax benefit from employee stock-based awards	(1,899)	(2,663)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(32,987)	(8,668)
Inventory	(17,409)	(4,220)
Prepaid expenses and other current assets	(1,941)	(2,193)
Accounts payable	11,070	9,563
Accrued and other current liabilities	17,883	(2,795)

Net cash provided by operating activities	46,998	49,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(5,397)	(6,566)
Purchase of marketable securities	(124,682)	(103,933)
Maturities of marketable securities	52,609	76,487
Proceeds from disposal of assets held for sale from acquisition	700	2,000
Other investments	(3,062)	(260)

Net cash used in investing activities	(79,832)	(32,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14,854	15,324
Excess tax benefits from employee stock-based awards	1,899	2,663

Net cash provided by financing activities	16,753	17,987

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,081)	34,820
CASH AND CASH EQUIVALENTS, Beginning of period	174,256	98,383

CASH AND CASH EQUIVALENTS, End of period	$158,175	$133,203

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007 included in its Annual Report on Form 10-K, as filed on February 28, 2008 with the SEC. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

Except as described in Note 3 related to the adoption of SFAS No. 157, the Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2007 included in its Annual Report on Form 10-K.

Product Warranty – Components of the reserve for warranty costs during the nine months ended September 30, 2008 and 2007 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2008	2007
Beginning balance	$2,638	$1,258
Additions related to current period sales	3,037	3,240
Warranty costs incurred in the current period	(580)	(1,040)
Adjustments to accruals related to prior period sales	(3,229)	(961)

Ending balance	$1,866	$2,497

Recent Accounting Pronouncements – With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of material significance, or have potential material significance, to the Company.

Effective January 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and financial liabilities only. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

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

In the nine months ended September 30, 2008 there was no material impact from the adoption of SFAS 157 on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company has adopted the provisions of FSP 157-3 in its financial statements for the three and nine month periods ended September 30, 2008. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under SFAS 159.

3. Financial Instruments

As of September 30, 2008, the Company does not have liabilities that are measured at fair value on a recurring basis.

In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Money market funds	$76,721	$76,721	$—	$—
U.S. government debt securities	40,099	40,099	—	—
Commercial paper	68,628	—	68,628	—
Corporate bonds	53,914	—	53,914	—
Corporate notes	32,173	—	32,173	—
Auction-rate securities	19,745	—	—	19,745

Total	$291,280	$116,820	$154,715	$19,745

The Company’s Level 3 assets consist of long-term auction-rate securities for which the Company uses a discounted cash flow model to value these investments (see Note 5).

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008 (in thousands):

	Auction-Rate Securities
	Three Months Ended September 30,	Nine Months Ended September 30,
Beginning Balance	$24,066	$30,453
Total gains (losses) - realized/unrealized
Included in earnings	(4,385)	(10,842)
Included in other comprehensive income (loss)	64	134
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2008	$19,745	$19,745

Total losses for the period included in earnings relating to assets still held at September 30, 2008	$(4,385)	$(10,842)

4. Inventory

Inventory consists of (in thousands):

	September 30, 2008	December 31, 2007
Finished goods	$20,528	$16,092
Work-in-process	24,734	12,741
Raw materials	6,856	6,664

Total	$52,118	$35,497

5. Long-term Investments

Long-term investments consist of (in thousands):

	September 30, 2008	December 31, 2007
Auction-rate securities	$19,745	$30,453
Other long-term investments	2,000	—

Total	$21,745	$30,453

Long-term investments consist primarily of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities has typically been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities have been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of September 30, 2008, the Company held auction-rate securities with a par value of $32,730,000. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process, or the notes are redeemed.

Historically, the fair value of the auction-rate securities held by the Company approximated par value due to the 28 day resets. The securities continue to earn and receive interest at the maximum contractual rate which averaged 5.26% as of September 30, 2008. Because each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, the Company has used a discounted cash flow model to estimate the fair value of the auction-rate securities. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. In the three and nine months ended September 30, 2008, the Company determined that the value of these securities has been further impaired and accordingly, recorded other-than-temporary impairment charges of $4,385,000 and $10,842,000, respectively, to reduce these securities to their estimated fair value. These impairment charges have reduced the fair value of the securities to $19,745,000 as of September 30, 2008.

6. Acquired Intangible Assets

The carrying amounts of the acquired intangible assets are as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$35,061	$(14,605)	$20,456	$34,961	$(7,231)	$27,730
Customer relationships	7,512	(2,289)	5,223	7,512	(1,001)	6,511
Covenant not-to-compete	1,327	(816)	511	1,327	(523)	804
Backlog	522	(522)	—	312	(131)	181

Total	$44,422	$(18,232)	$26,190	$44,112	$(8,886)	$35,226

Amortization expense for intangible assets for the three and nine months ended September 30, 2008 was $2,927,000 and $9,346,000, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2007 was $1,790,000 and $5,358,000, respectively. At September 30, 2008 estimated amortization expense for the remainder of fiscal 2008 and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008 (remainder)	$2,885
2009	10,726
2010	8,435
2011	2,447
2012	867
Thereafter	830

Total	$26,190

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2008	December 31, 2007
Accrued customer incentives	$33,436	$14,027
Accrued compensation and benefits	14,637	14,423
Other liabilities	17,418	18,818

Total	$65,491	$47,268

8. Line of Credit Facility

In August 2008, the Company terminated its existing loan agreement and standby letters of credit with a bank, and entered into a new revolving line of credit facility of up to $10,000,000 with a different bank to fund working capital requirements (“the Facility”). The Facility is unsecured and contains certain financial and non-financial covenants. As of September 30, 2008, the Company was in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (5.00% and 4.71%, respectively, at September 30, 2008); such rate is generally selected by the Company at the time of borrowing. Borrowings under the Facility are due August 11, 2009. In August 2008, the Company issued two new standby letters of credit totaling $1,642,000 to secure operating leases for equipment, which reduced the amount available to borrow under the Facility from $10,000,000 to $8,358,000. As of September 30, 2008, the standby letters of credit were reduced to $1,391,000.

9. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”), 2004 Stock Incentive Plan (the “2004 Plan”) and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 28, 2008.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and nine months ended September 30, 2008 and 2007:

Option Plan Shares

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Estimated life (in years)	4.9	4.8	4.9	4.8
Expected volatility	52.1%	46.2%	49.6%	50.1%
Risk-free interest rate	3.1%	4.9%	3.0%	4.7%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$13.67	$13.51	$12.76	$12.79

ESPP Plan Shares

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	44.0%	46.2%	44.0%	46.2%
Risk-free interest rate	3.9%	5.2%	3.9%	5.2%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$9.45	$6.29	$9.45	$6.29

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$145	$146	$441	$391
Research and development	4,058	3,457	11,636	9,011
Sales and marketing	2,145	1,353	6,038	3,443
General and administrative	1,260	850	3,439	2,297

	$7,608	$5,806	$21,554	$15,142

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At September 30, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $84,121,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 3.0 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended September 30, 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	8,676	$14.08
Granted	1,852	27.71
Exercised	(1,086)	10.08
Forfeitures and cancellations	(456)	17.32

Outstanding at September 30, 2008	8,986	$17.21	6.09	$72,255

Exercisable at September 30, 2008	4,750	$11.30	4.86	$60,734

As of September 30, 2008, 7,270,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $15.77, a weighted average remaining contractual life of 5.81 years and an aggregate intrinsic value of $67,047,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5,468,000 options that were in-the-money at September 30, 2008. During the three and nine months ended September 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $5,619,000 and $20,186,000, respectively, determined as of the date of option exercise. As of September 30, 2008, the Company had 1,386,000 authorized shares available for future issuance under all of our stock incentive plans.

The following table summarizes the Company’s restricted stock award activity for the nine months ended September 30, 2008 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2008	1,351	$24.17
Granted	1,114	30.32
Vested	(335)	28.72
Forfeited	(92)	25.74

Nonvested stock at September 30, 2008	2,038	$26.71

The intrinsic value of restricted stock units vested was $3,454,000 and $2,060,000 in the three months ended September 30, 2008 and 2007, respectively. The intrinsic value of restricted stock units vested was $9,439,000 and $4,564,000 in the nine months ended September 30, 2008 and 2007, respectively. The total intrinsic value of all outstanding restricted stock units was $48,056,000 and $45,824,000 as of September 30, 2008 and 2007, respectively.

10. Income Taxes

As of December 31, 2007, the Company had approximately $29,291,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $3,110,000 for the nine months ended September 30, 2008. Because of net operating loss carry forwards, substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company does not have any information that suggests its unrecognized tax benefits will decrease materially in the next 12 months.

The Company’s 2008 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate. In addition, during the quarter ended June 30, 2008, the Company changed a state filing position, which resulted in the recording of a net deferred tax benefit of approximately $1,068,000.

The Company’s federal income tax return for the year ended December 31, 2006 is currently under examination by the Internal Revenue Service.

On October 3, 2008, H.R. 1424, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 were signed into law. This legislation extended the federal research credit through the end of 2009.

11. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (numerator)	$10,088	$9,671	$23,630	$26,552

Denominator for basic net income per share:
Weighted average shares outstanding	60,150	56,265	59,566	55,541
Weighted average shares subject to repurchase	(4)	(47)	(12)	(60)

Shares used to calculate basic net income per share	60,146	56,218	59,554	55,481
Effect of dilutive securities (denominator):
Common stock options and warrants	2,474	3,311	2,496	3,458
Shares subject to repurchase	4	47	12	60

Shares used to calculate diluted net income per share	62,624	59,576	62,062	58,999

Basic net income per share	$0.17	$0.17	$0.40	$0.48

Diluted net income per share	$0.16	$0.16	$0.38	$0.45

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 2,636,000 and 1,867,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended September 30, 2008 and 2007, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 2,733,000 and 1,741,000 shares of the Company’s common stock were excluded from the net income per share calculation in the nine months ended September 30, 2008 and 2007, respectively, as their effect would have been antidilutive.

12. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$10,088	$9,671	$23,630	$26,552
Other comprehensive income:
Unrealized gain (loss) on investments	(1,247)	128	(1,297)	132

Total comprehensive income	$8,841	$9,799	$22,333	$26,684

13. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the CEO.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Taiwan	37%	49%	44%	50%
China	34	36	30	39
Hong Kong	10	3	9	2
United States	1	1	1	1
Other	18	11	16	8

Total	100%	100%	100%	100%

Significant Customers

Customers representing greater than 10% of net revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Hon Hai Precision Industry Co., Ltd.	23%	25%	20%	26%
Cameo Communications, Inc.	*	10%	*	*

Customers representing greater than 10% of net accounts receivable are as follows:

	September 30, 2008	December 31, 2007
Hon Hai Precision Industry Co., Ltd.	38%	28%
Flextronics International Ltd.	*	11

*	less than 10% in the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding markets for our products, our average selling prices, the growth of our business, our strategy regarding new markets, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by ODMs through to OEMs outside Asia, estimated customer incentives, our expenses, cost of goods sold and gross margins, our deferred tax assets, our tax estimates and related audits, development of new products, the level of our sales and marketing efforts, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, our acquisition and investment strategy, expansion of our workforce and anticipated resources required to support our expansion, market risk sensitive instruments, foreign currency exchange risk sensitive instruments, our auction-rate securities, our potential legal proceedings, our disclosure controls and procedures and the expected impact of various legislation, including accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, our ability to successfully integrate the businesses from our acquisitions and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office (SOHO) markets to sophisticated wireless infrastructure systems-on-chip (SoC) with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the personal computer, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers (IEEE) family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards. We have a broad base of leading personal computer original equipment manufacturer (PC OEM) customers, including Acer, Apple, ASUSTeK, Fujitsu, Fujitsu-Siemens, Hewlett Packard, Lenovo, NEC, Samsung, Sony and Toshiba and networking equipment providers, including 2Wire, AVM, Belkin, D-Link, Linksys, MikroTik, NEC AT, NETGEAR, SAGEM, TP-Link and Verizon, as well as other consumer electronics customers.

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

During 2007, we began sampling our first single chip, CMOS Bluetooth solutions, which support the Bluetooth 2.1+ Enhanced Data Rate standard and leverage our expertise in RF design and integration to deliver a highly compact, low power design for use in a variety of Bluetooth enabled devices. In 2008, we began shipping Bluetooth products.

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

Hon-Hai Precision Industry Co., Ltd. accounted for 20% and 26% of our net revenue in the nine months ended September 30, 2008 and 2007, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 91% and 97% of net revenue in the nine months ended September 30, 2008 and 2007, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and write downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Additionally, our cost of goods sold includes accruals for estimated warranty obligations, which we record when revenue is recognized. Estimated warranty obligations are adjusted each period to reflect actual warranty experience. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

Impairment of Long-Term Investments. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities; such securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. While we have received all interest payments due on these instruments on a timely basis, we have determined that these assets have been other-than-temporarily impaired and should be classified as long-term investments. Since each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, we have used a discounted cash flow model to estimate the fair value of these investments as of September 30, 2008.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and there have been no material changes.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	51	51	50	51

Gross profit	49	49	50	49
Operating expenses:
Research and development	22	24	24	24
Sales and marketing	10	9	10	9
General and administrative	5	5	5	5
Amortization of acquired intangible assets	2	2	3	2

Total operating expenses	39	40	42	40

Income from operations	10	9	8	9
Interest income, net	2	3	2	3
Impairment of long-term investments	(3)	—	(3)	—
Provision for income taxes	(2)	(3)	(1)	(3)

Net income	7%	9%	6%	9%

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Networking	$74,159	$59,593	24%	$210,027	$160,671	31%
PC OEM	53,754	42,297	27%	137,422	124,649	10%
Consumer	10,151	4,417	130%	26,651	17,313	54%

Net revenue	$138,064	$106,307	30%	$374,100	$302,633	24%

The increase in net revenue in our Networking channel during the three and nine months ended September 30, 2008 compared to the same periods in 2007 resulted primarily from an increase in the volume of chipsets shipped resulting from the further acceptance of our 802.11g and further adoption of our 802.11n wireless networking products, particularly with our carrier and retail customers partially offset by declining average selling prices for our chipsets.

In our PC OEM channel, net revenue increased during the three and nine months ended September 30, 2008 due primarily to an increase in the volume of chipsets shipped resulting from further acceptance of our 802.11g and further adoption of our 802.11n wireless networking products, partially offset by declining average selling prices for our chipsets.

The increase in revenue in our Consumer channel during the three and nine months ended September 30, 2008 compared to the same periods in 2007 resulted from the further acceptance of our 802.11g mobile wireless networking products and the introduction of our GPS products in December 2007, partially offset by decreased demand for our PAS products.

Gross Profit

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Gross profit	$68,125	$52,259	30%	$187,642	$147,810	27%
% of net revenue	49%	49%		50%	49%

Gross profit as a percentage of revenue remained flat during the three months ended September 30, 2008 compared to 2007, primarily due to a 12% decline in product costs related to supply chain efficiencies, primarily offset by average selling price declines of 11%. Gross profit as a percentage of revenue increased during the nine months ended September 30, 2008 compared to 2007, primarily due to increased revenue from higher margin products and a 12% decline in product costs related to supply chain efficiencies, primarily offset by an 11% decline in average selling price. We expect our gross margin as a percentage of revenue to remain flat in the fourth quarter of 2008 based on anticipated changes in the product mix and lower average selling prices.

Research and Development

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Research and development	$30,859	$25,772	20%	$90,860	$74,006	23%
% of net revenue	22%	24%		24%	24%

The increase in research and development expenses of $5.1 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was primarily due to additional compensation-related costs of $4.7 million, partly attributable to a 34% increase in the number of employees engaged in research and development activities to support our growth in the comparable periods. The headcount increase was due primarily to an expansion of our research and development personnel in our five design centers and to a lesser extent, the additional headcount added as part of the u-Nav acquisition in December of 2007. Of the increase in compensation-related expenses, $601,000 was due to an increase in stock-based compensation. This increase in compensation-related costs was partially offset by a decrease in acquisition-related deferred compensation of $1.1 million. We anticipate that research and development expenses will increase in absolute dollars in the fourth quarter of 2008 compared to the third quarter of 2008.

The increase in research and development expenses of $16.9 million during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to an increase in compensation-related costs of $14.4 million, partly attributable to a 34% increase in the number of employees engaged in research and development activities at the end of the periods. Of the increase in compensation-related expenses, $2.6 million was due to an increase in stock-based compensation. In addition, software related expenses increased $1.3 million, primarily attributable to increased licensing of development tools to support our engineering efforts.

Sales and Marketing

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Sales and marketing	$13,471	$9,508	42%	$37,913	$26,821	41%
% of net revenue	10%	9%		10%	9%

The increase in sales and marketing expenses of $4.0 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was primarily due to additional compensation-related costs of $2.8 million, partly attributable to a 51% increase in the number of employees engaged in sales and marketing activities to support our growth. Of the increase in compensation-related expenses, $792,000 was due to the increase in stock-based compensation. We anticipate that sales and marketing expenses will decrease sequentially in the fourth quarter due to expected reductions in travel and recruiting expenses.

The increase in sales and marketing expenses of $11.1 million during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to an increase in compensation-related costs of $8.1 million, partly attributable to a 51% increase in the number of employees engaged in sales and marketing activities at the end of the periods. Of the increase in compensation-related expenses, $2.6 million was due to the increase in stock-based compensation.

General and Administrative

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
General and administrative	$7,034	$5,864	20%	$19,337	$15,377	26%
% of net revenue	5%	5%		5%	5%

The increase in general and administrative expenses of $1.2 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was primarily due to additional compensation-related costs of $721,000, primarily attributable to a 29% increase in the number of employees engaged in general and administrative activities to support our growth, which includes a $410,000 increase in stock-based compensation. We expect that general and administrative expenses will decrease sequentially in the fourth quarter due to expected reductions in professional fees.

The increase in general and administrative expenses of $4.0 million during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to an increase in compensation-related costs of $2.4 million, primarily attributable to a 29% increase in the number of employees engaged in general and administrative activities at the end of the periods. Of the increase in compensation-related expenses, $1.1 million was due to the increase in stock-based compensation. In addition, professional fees increased $1.1 million primarily due to increased legal patent filing and litigation support expenses.

Amortization of Acquired Intangible Assets

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Amortization of acquired intangible assets	$2,927	$1,790	64%	$9,346	$5,358	74%
% of net revenue	2%	2%		3%	2%

Amortization of acquired intangible assets increased by $1.1 million and $4.0 million during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, as a result of additional acquired intangible assets recorded in the fourth quarter of 2007 from the completion of the u-Nav acquisition and the second close of the Attansic acquisition. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants not-to-compete.

Interest Income, Net

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Interest income, net	$2,354	$3,064	(23%)	$6,718	$8,326	(19%)
% of net revenue	2%	3%		2%	3%

During the three and nine months ended September 30, 2008 interest income decreased compared to the three and nine months ended September 30, 2007, due primarily to significantly decreased yields on our cash, cash equivalents and marketable securities. This yield decline was partially offset by an increase in our cash, cash equivalents and marketable securities during the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Impairment of Long-Term Marketable Securities

During the three and nine months ended September 30, 2008, we recorded impairment charges of $4.4 million and $10.8 million, respectively, to reduce the carrying value of the auction-rate securities we hold. We have determined that the impairment charges are other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity

Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The additional impairment charge in the quarter ended September 30, 2008 is due to the continued deterioration in the financial markets that have negatively impacted the liquidity and potential recovery rates for the auction-rate securities we hold. See the discussion at “Liquidity and Capital Resources” in Part I Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 5 to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value. There were no impairment charges recorded for our auction-rate securities in the three and nine months ended September 30, 2007.

Provision for Income Taxes

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$1,715	$2,718	(37%)	$2,432	$8,022	(70%)
% of net revenue	2%	3%		1%	3%

The provision for income taxes was $1.7 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, as compared to the provision for income taxes of $2.7 million and $8.0 million for the three and nine months ended September 30, 2007, respectively. Our estimated effective tax rate was 14.5% and 9.3% in the three and nine months ended September 30, 2008, respectively, as compared to an estimated effective tax rate of 21.9% and 23.2% for the three and nine months ended September 30, 2007, respectively.

Our 2008 effective tax rate differs from the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to certain discrete tax benefits received from employee stock incentive and stock purchase plans during first nine months of 2008. In addition, during the quarter ended June 30, 2008, we changed a state tax filing position, which resulted in the recording of a net deferred tax benefit of approximately $1.1 million.

Our federal income tax return for the year ended December 31, 2006 is currently under examination by the Internal Revenue Service.

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

On October 3, 2008, H.R. 1424, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 were signed into law. This legislation extended the federal research credit through the end of 2009. As a result of this legislation, we expect to recognize a tax benefit in the fourth quarter of 2008 of approximately $2.8 million due to the federal research credit.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations, the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Cash, cash equivalents and short-term marketable securities increased from $219.5 million at December 31, 2007 to $274.1 million at September 30, 2008. Our working capital generation is primarily used to fund our operating, investing and financing needs.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in)
Operating activities	$46,998	$49,105
Investing activities	(79,832)	(32,272)
Financing activities	16,753	17,987

Net increase (decrease) in cash and cash equivalents	$(16,081)	$34,820

Operating Activities

For the nine months ended September 30, 2008, cash flow from operations of $47.0 million resulted primarily from our net income of $23.6 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form of stock-based compensation, an impairment of our long-term investments, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $46.8 million.

•	We invested $23.4 million in working capital for the nine months ended September 30, 2008.

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Accounts receivable increased by $33.0 million in the first nine months of 2008, reflecting the timing of chipset sales and customer payments. Inventory increased $17.4 million in the first nine months of 2008, reflecting inventory level increases to meet future expected growth in our business. Accounts payable and accrued and other current liabilities increased by $29.0 million in the first nine months of 2008, primarily due to the timing of inventory received, payments to our vendors and an increase in accrued customer incentives.

For the nine months ended September 30, 2007, cash flow from operations of $49.1 million resulted primarily from our net income of $26.6 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form of stock-based compensation, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $30.9 million.

•	We invested $8.3 million in working capital for the nine months ended September 30, 2007.

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Accounts payable increased $9.6 million, related to increases in inventory and the timing of payments to vendors, partially offset by an increase in accounts receivable of $8.7 million related to increased revenue and the timing of customer payments, an increase in inventory of $4.2 million to support increased demand for our products and a decrease in other accrued liabilities of $2.8 million, primarily related to the timing of customer incentive payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2008 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $72.1 million. Net cash used in investing activities during the nine months ended September 30, 2007 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $27.4 million. Our investments are primarily in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities and other cost-based investments.

We purchased $5.4 million and $6.6 million of property and equipment in the nine months ended September 30, 2008 and 2007, respectively.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2008 and 2007 consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $14.9 million and $15.3 million, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008. In accordance with the requirements of FIN 48, we recorded a total of $3.1 million in additional liability in the first nine months of 2008 and we have recorded a total to date FIN 48 liability of $24.4 million through September 30, 2008.

As of September 30, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of September 30, 2008, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, U.S. government securities and auction-rate securities. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. Our long-term investments primarily consist of auction-rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments primarily consist of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of September 30, 2008, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $19.7 million. To date we have recorded $13.1 million in losses as other-than-temporary impairments. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank who organized the auctions for these securities filed for bankruptcy during the quarter ended September 30, 2008, and since such time, no auctions have occurred. We do not know if or when future auctions will be held. We will not be able to liquidate any of our remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process, or the notes are redeemed. Since September 30, 2007, we have re-classified these auction-rate securities as long-term available-for-sale securities and have maintained this classification. We believe we have the ability to hold these securities for longer than a period of 12 months.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. In August 2008, we terminated our existing loan agreement and standby letters of credit with a bank, and entered into a new revolving line of credit facility of up to $10 million with a different bank to fund working capital requirements (the Facility). The Facility is unsecured and contains certain financial and non-financial covenants. As of September 30, 2008, we were in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (5.00% and 4.71%, respectively, at September 30, 2008); generally, we select such rate at the time of borrowing. Borrowings under the Facility are due August 11, 2009. In August 2008, we issued two new standby letters of credit totaling $1.6 million to secure operating leases for equipment, which reduced the amount available to borrow under the Facility from $10.0 million to $8.4 million. As of September 30, 2008, the standby letters of credit were reduced to $1.4 million. At September 30, 2008, no balances were outstanding against the Facility. We do not believe that a 10% change in the prime rate or Libor rate would have a significant impact on our interest expense.

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

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ArrayComm v. Atheros Communications, Inc.

On September 11, 2007, ArrayComm LLC filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, ArrayComm alleges that certain of our products infringe U.S. patent numbers 5,592,490, 5,642,353 and 5,828,658. ArrayComm sought unspecified damages and other relief. We answered the complaint, denying all allegations and asserting affirmative defenses. We also asserted counterclaims requesting declaratory judgment for non-infringement. On October 20, 2008, the Court dismissed without prejudice all claims and counterclaims in the case upon the filing of a joint motion by ArrayComm and Atheros.

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

Fujitsu Limited, LG Electronics, Inc., and U.S. Philips Corporation v. Netgear, Inc.

On December 17, 2007, Fujitsu limited, LG Electronics, Inc., and U.S. Philips Corporation filed a complaint against Netgear, Inc. in the U.S. District Court for Western District of Wisconsin, alleging certain of Netgear’s 802.11 compliant products infringe U.S., patent numbers 6,018,642; 6,469,993; and 4,975,952. Each of the asserted patents is part of an 802.11 patent pool, the licensing of which is administered by Via Licensing, a wholly owned subsidiary of Dolby Laboratories, Inc. On March 17, 2008, Netgear filed a third party complaint against its suppliers Atheros, Broadcom, and Marvell. On May 23, 2008, we filed a Motion to Dismiss Netgear’s third-party complaint against us. On June 13, 2008, Netgear filed a Stipulation of Dismissal to dismiss us from this litigation which was granted by the Court on June 18, 2008. On September 10, 2008, the Court issued a Claim Construction Opinion And Order.

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

We are also subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Our U.S. Federal income tax return for the year ended December 31, 2006 is under examination by the IRS. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts reflected in our income tax provisions and accruals.

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

Declining general economic, business, or industry conditions may cause reduced revenues and profitability.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.

We recorded an additional impairment charge during the quarter ended September 30, 2008 to reduce the carrying value of certain auction-rate securities we hold, and we may incur additional impairment charges with respect to these securities in future periods.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities that we classify as available-for-sale securities on our balance sheet. Auction-rate securities represent our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies. A portion of these securities are insured by third party bond insurers and are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. As of September 30, 2008, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $19.7 million. To date we have recorded $13.1 million in losses as other-than-temporary impairments. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank who organized the auctions for these securities filed for bankruptcy during the quarter ended September 30, 2008, and since such time, no auctions have occurred. We do not know if or when future auctions will be held. We will not be able to liquidate any of our remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process, or the notes are redeemed. Since September 30, 2007, we have re-classified these auction-rate securities as long-term available-for-sale securities and have maintained this classification. We believe we have the ability to hold these securities for longer than a period of 12 months. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment charges. These charges could be substantial.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment dated October 22, 2008, to 2004 Stock Incentive Plan

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2008

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
President and Chief Executive Officer
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Chief Financial Officer, Vice President of Corporate Development and Secretary
(Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre
Vice President and Chief Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.1	Amendment dated October 22, 2008, to 2004 Stock Incentive Plan

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.