Form 10-K
period 2008-12-31
ATHEROS COMMUNICATIONS INC
filed 2009-02-13
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,286,222,000 based upon the closing price of $30.00 of such common stock on the NASDAQ Global Select Market on June 30, 2008 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of June 30, 2008 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 10, 2009, there were 60,837,014 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 (as to directors, executive officers and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to beneficial ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 Annual Meeting of Stockholders to be held on May 21, 2009.

ATHEROS COMMUNICATIONS, INC.

PART I

Item 1.	Business

When used in this Report, the words “will,” “shall,” “may,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the adoption of the IEEE 802.3 Local Area Network technologies as the standard for wired networking technology, the conversion to Gigabit Ethernet, our growth strategies, future price reductions, our dependence on any one third party license, benefits of open source license agreements, qualification of foundries and our foundries’ capacities, our competitive status, our original design manufacturer (ODM) customer base, our sales in Asia and subsequent resales outside of Asia, our dependence on our senior management and our ability to attract and retain key personnel, dependency and concentration of customer base, our employee relations, the benefits of equity compensation and the related charges, current and potential litigation, the effects of government regulations, our compliance with laws and regulations related to our encryption technologies, our participation in wireless standards bodies and the effects of the adoption of standards, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our future office space needs, our expected future operating expenses and expenditure levels for research and development, sales and marketing, and general and administrative expenses, fluctuations in operating results, our future capital expenditures, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, impact of changes in interest rates, future acquisitions of and investments in complimentary businesses, possible additional impairment charges from the auction-rate securities we hold and the liquidity of those securities, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to successfully integrate our recent acquisitions, our ability to safeguard our intellectual property, uncertainties in the credit markets, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this Report, references to “Atheros,” “we,” “us,” “our” or the “Company” mean Atheros Communications, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Atheros, Align, ETHOS, ORION, ROCm, Super G, Super AG and XSPAN are Atheros trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

We are a global leader in innovative technologies for wireless and wired communications products that are used by a broad base of customers, including manufacturers of personal computers, or PCs, networking equipment and consumer electronics devices. We combine our wireless and wired systems and software expertise with our high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufactured on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. Our ability to design radios in semiconductors using standard CMOS processes provides us with increased manufacturing flexibility and, we believe, a competitive advantage. Our product portfolio includes solutions for Wireless Local Area Network, or WLAN, Mobile WLAN, Ethernet, Bluetooth, Global Positioning System, or GPS, and Personal Access Systems, or PAS.

Although we initially focused on WLAN solutions, we have expanded our technology portfolio to offer other related connectivity technologies through both acquisitions and internal development. Our acquisitions included: ZyDAS Technology Corporation, or ZyDAS, a Taiwan-based developer of integrated circuits and software for universal serial bus, or USB, solutions for WLAN, acquired in August 2006; Attansic Technology Corporation, or Attansic, a Taiwan-headquartered, provider of Fast and Gigabit Ethernet solutions to the personal computing and networking markets, substantially all of which was acquired in December 2006 and the remainder in December 2007; and certain assets and liabilities of u-Nav Microelectronics Corporation, or u-Nav, a privately held fabless semiconductor company specializing in GPS chipsets and software that enable mobile location-based products and services, that was acquired in December 2007. The results of operations from these acquisitions have been included in our consolidated statements of operations since their respective acquisition dates.

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

Our Business

Our ability to engineer complex digital and analog connectivity solutions in standard digital CMOS enables us to address a variety of markets with our semiconductor products. We currently market our solutions to makers of PCs, networking equipment and consumer electronics devices for use in both wireless and wired connected products. Having established a position in the WLAN market, we are growing the breadth and strength of our technology portfolio to address the multiple connectivity requirements of our customers and to deliver complete connectivity platform solutions.

The Connectivity Markets

Wireless and wired semiconductor solutions enable a wide variety of devices with inherent benefits such as mobility, flexibility and Internet accessibility. The availability and growth of communication and connectivity technologies over the last decade have both encouraged and enabled consumers to communicate and connect via a growing number of voice and data networks. As these cost-effective solutions have emerged, rapid adoption continues across both new and existing markets. We believe the benefits of connectivity technologies have been validated by their growth in numerous technology markets, including:

•	Wired Ethernet and WLAN solutions for data and content transfer, and Internet access in PCs, networking and consumer electronics devices;

•	Cellular handsets and multi-functional mobile devices requiring local and personal area network connectivity as well as location based services solutions;

•	Bluetooth connectivity of devices within the personal area network;

•	GPS functionality in a variety of mobile consumer devices and PCs; and,

•	Other markets, including broadcast, satellite communications and personal area networking markets.

WLAN supporting numerous applications has proliferated in the home, enterprise and public hotspots. We believe that the demand for access to email, the Internet and media content combined with the cost effectiveness of WLAN has driven the adoption of our WLAN solutions in networking devices including access points, routers, broadband gateways, media adapters, video game consoles and network storage devices. WLAN is now featured in virtually all notebook computers including those in the emerging netbook segment, and is used in client devices including mobile video game products, Voice-over-Internet-Protocol, or VoIP, and cellular handsets, portable media players, or PMPs, printers, cameras, digital picture frames, and multimedia equipment, including wireless speakers, set-top boxes, personal video recorders, or PVRs, and televisions.

Ethernet technology is used in conjunction with wireless technologies in products such as PCs, networking equipment like routers, and fixed consumer electronics such as PVRs and media adapters. In 1990, the Institute of Electrical and Electronics Engineers, or IEEE, introduced Ethernet technology with its 802.3 LAN standard. Since that time, it has become the industry standard for wired networking technology. We believe that Fast Ethernet, also known as 10/100 Ethernet, has become the primary wired backbone for home and office networks and has the largest installed base for connecting wired devices such as PCs and delivering multimedia throughout the home. In recent years, there has been a transition to the faster Gigabit Ethernet standard, which is backward compatible to Fast Ethernet. We believe conversion to Gigabit Ethernet is being accelerated by the increased throughput requirements such as those of draft 802.11n being placed on LANs and a reduction in the cost of Gigabit Ethernet semiconductors. Gigabit Ethernet serves a growing number of devices that benefit from this increased throughput, including notebook and desktop PCs, wired and wireless routers, gateways, set-top boxes, printers, video game platforms and network storage devices.

Adoption of cellular services and devices has been driven by consumer demand for anytime, anywhere voice service, and more recently for mobile access to the Internet’s data and multimedia content, and GPS’s navigational data. To address the growing demand for mobile data and content, carriers and handset manufacturers are enabling a variety of multiple connectivity technologies including WLAN, Bluetooth, GPS and frequency modulation radio, or FM, in a new class of mobile devices that deliver many of the features typically found in the computer desktop. Subscribers now have the option of choosing handsets capable of providing access to email and other Internet services via WLAN, time-sensitive information such as location-based services from GPS and broadcast entertainment and traffic updates via FM capabilities. A variety of these features are currently being offered in enhanced handsets known as smartphones

The adoption of Bluetooth personal area network technology has been driven by the growing desire for cost-effective, short-range cable replacement solutions that simply enable wireless connectivity between devices. Bluetooth solutions are integrated into mobile handsets and headsets to provide consumers with hands-free connectivity for voice communications. Additionally, Bluetooth technology has increasingly become an integrated feature on laptop platforms to connect directly to other computers in close proximity, as well as to a variety of peripheral devices such as the headset, mouse, keyboard and printer. Bluetooth has become popular in gaming consoles and can be used for connectivity between the video game console and its wireless controllers. Bluetooth is increasingly being used to connect GPS receivers to mobile handsets, to deliver supplemental location data, and in vertical business implementations including bar code scanners, medical equipment, test equipment and traffic control devices.

Consumer demand for real-time location data in a variety of portable applications is growing worldwide. GPS-enabled products are designed to provide location information and enable an array of emerging location-based services through high-volume mobile consumer and commercial applications. GPS-enabled consumer devices in the market today include personal navigation devices, or PNDs, cellular handsets, on-board automotive installations, asset trackers and personal products such as watches. Tracking capabilities in navigation devices may be enhanced using auxiliary data accessed from carrier servers and the Internet over third generation (3G) and WLAN networks, and may be transmitted between receivers and handsets via WLAN or Bluetooth links. The result is the growth of navigational devices and handsets that employ GPS in combination with WLAN and/or Bluetooth technologies.

Strategy

Our objective is to be a leading provider of a broad range of innovative communications solutions and thus deliver complete, multi-connectivity networking platforms to our personal computing, networking and consumer electronics customers. We are leveraging our design capabilities and customer support to achieve this objective, and are focused on the following strategies:

•

Leverage our radio design and engineering expertise in CMOS integrated circuit, or IC, design to deliver competitive, new technology solutions. Our core competency is our ability to design, develop and deliver highly integrated analog and digital connectivity solutions in standard digital CMOS for our customers. By utilizing this capability across several markets, we expect to significantly expand our opportunities for revenue growth while enabling our customers to introduce low-cost, feature-rich solutions to their consumers.

•

Expand our product portfolio with complementary technologies. We believe that the need for and use of multiple connectivity technologies is increasing within product platforms that use our communication technologies. By providing a superior selection of technology options, we can capture a greater share of the total semiconductor market present in our customers’ designs.

•

Leverage our strong customer base. Many developers of PCs, networking equipment and consumer electronics devices have implemented our communication solutions in a variety of their products. We believe that these customers will continue to require an increased number of connectivity options for their products including WLAN, Ethernet, Bluetooth and GPS, which we believe will enable us to significantly expand the size of our total addressable market with these partners.

Our Products and Technology

WLAN Solutions

We are shipping production volumes of our twelfth generation of semiconductors, hardware designs and software for WLAN applications. We offer customers guidelines known as reference designs that can be used to design a wide variety of systems, including networking cards and routers, broadband gateways, mobile devices and handsets. Our WLAN solutions provide standards-compliant connectivity and other features such as substantial throughput and range enhancements to support video, voice and outdoor broadband access. Our products support several encryption and authentication security standards including the industry’s standardized Wi-Fi Protected Setup™ network management protocols, operating systems, and interfaces to non-computing environments, such as consumer electronics.

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office, or SOHO, markets to sophisticated wireless infrastructure systems-on-chip, or SoC with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the PCs, enterprise access, broadband gateway, SOHO networking, consumer electronics and mobile communications markets. Our WLAN products support the IEEE family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards.

We currently provide WLAN system solutions based on five types of semiconductors:

•	Radio-on-a-chip, or RoC, is one or more CMOS radio transmitters and receivers for either or both of the frequency bands in which our products operate and is primarily an analog RF circuit.

•

MAC + Baseband is an implementation of mixed signal circuitry containing low frequency analog circuits and data converters integrated with a digital interface, media access controller, or MAC and baseband processor. The MAC contains a silicon implementation to support the protocol for network communications.

•

Network Processing Unit, or NPU, is our stand-alone processor which supports a variety of clock speeds and network interfaces. The NPU is typically used in products that provide dedicated wireless networking infrastructure solutions. In 2008, we began shipping our single-chip NPU with an integrated Ethernet switch for wired networking solutions.

•

Wireless system-on-a-chip, or WiSoC, incorporates an integrated MAC + baseband with a network processor and network interfaces, which have traditionally been offered as separate or discrete components. The processor is an integrated digital device that reduces the overall solution cost for wireless networking infrastructure products.

•

Single-chip solutions are highly integrated, complete wireless solutions, including one or more ROCs, MACs, baseband processors, and optionally, a network processor and network interfaces. These devices encapsulate substantially all of the digital and analog circuitry within a single chip.

Our WLAN customers use a variety of our chips to create differentiated client and infrastructure solutions to meet the needs of the specific market segments they address. Infrastructure products, such as access points, broadband gateways or routers, use our wireless subsystems that incorporate either a separate or embedded network processor. Client solutions, such as laptops and cardbus cards, utilize the host processor of the particular product in conjunction with our wireless subsystem. Examples of how our chips can be combined for infrastructure and client solutions are as follows:

Infrastructure Solutions	Client Solutions
- WiSOC + RoC(s)	- RoC(s) + MAC/Baseband
- RoC(s) + MAC/Baseband + NPU	- Single chip solutions
- Single chip solutions + NPU with or without an Atheros Ethernet switch
- Single chip solutions + integrated Atheros NPU/Ethernet switch

Our WLAN products not only meet the appropriate IEEE 802.11 WLAN standards for which they are designed, but also offer enhanced capabilities that benefit users with enhanced performance and functionality. Some of the key features are:

•

XSPAN® products utilize multiple radio streams and smart antenna technologies including multiple-input multiple-output, or MIMO designs to increase the performance of wireless networks. Our XSPAN family of products is designed to meet the latest draft 802.11n specification approved by the IEEE and is part of the Wi-Fi Alliance 11n certification test bed. Our highest performance XSPAN solution, XSPAN with Signal Sustain Technology, or SST, uses a unique triple-radio design on a single chip. Our XSPAN solutions deliver up to 300 megabits per second, or Mbps, physical data rate in each radio band.

•

Align™ solutions are based on the 802.11n draft specification for 1-stream implementations, and deliver up to 150 Mbps physical data rate. Align solutions are backwards compatible to 802.11g and compatible to single and multi-stream implementations of the draft 802.11n standard.

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

•

Power Management Technologies employ a variety of power-saving protocols and techniques as well as circuit design, enabling our solutions to use significantly less power in transmit, receive and sleep operating modes, and thus deliver the benefit of longer battery life for client devices.

We believe that WLANs and other wireless products will continue to improve by transitioning from multi-chip systems to more highly integrated systems providing radio, baseband and MAC functionality on a single silicon chip such as those we offer. We have released a wide variety of single and multi-chip WLAN solutions supporting the 802.11g, 802.11a/g and draft 802.11n standards, and expect to continue to integrate additional functionality in these solutions. In addition to our single-chip integration, we focus our design efforts on integrating more functions onto the chip to reduce total system cost and end-product design complexity.

To enable our customers to easily incorporate our wireless systems solutions into their products, we provide technical, design and sales support through our offices in North America, Asia and Europe.

Radio-on-Chip for Mobile, or ROCm® WLAN Solutions

In 2005, we introduced our single-chip, CMOS-based ROCm family of WLAN solutions developed to meet the growing demand for WLAN in mobile devices such as handsets and mobile consumer products including mobile video game devices, digital cameras, and PMPs. Since then, we have introduced two generations of 802.11g and 802.11a/g mobile WLAN single-chip solutions. These products feature very low-power consumption and small form factors, making them ideal for portable consumer electronics products.

To enable the success of our ROCm WLAN solutions, we have developed key strategic alliances including: a joint reference program for dual-mode WLAN/cellular handsets with QUALCOMM Incorporated’s code divisional multiple access/wideband code divisional multiple access, or CDMA/WCDMA, solutions; pre-qualification and pre-testing of our WLAN software drivers for Microsoft® Windows® CE 6.0; a joint reference program with Texas Instruments’ DaVinci® mobile media processor; and a joint reference platform for smartphones with NVIDIA, Incorporated. We also partner with major module manufacturers such as Samsung Electro-Mechanics Co. Ltd. and Murata Manufacturing Co., Ltd.

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

PAS Products

In 2005, we introduced our solution for the PAS cellular market. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. Our solution consists of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. Our unique, highly-integrated, single chip solution for PAS products provides full support for the PAS networking standard and a robust set of product features. The market for PAS is currently declining in China. In February 2009 China’s Ministry of Industry and Information Technology, or MII, requested carriers terminate their PAS networking service by 2011 as the country adopts other cellular technologies.

Fast and Gigabit Ethernet ETHOS™ Solutions

Our ETHOS portfolio features single-chip CMOS Fast and Gigabit Ethernet switch, Local Area Network-on-motherboard, or LOM, controller and transceiver solutions. These technologies enable us to offer complete, end-to-end, silicon platforms to our networking and PC customers for both wireless and wired products. Our ETHOS products complement our existing portfolio of products for access points, routers and gateways, which typically include Ethernet physical layer, transceivers and switches, and expanded our portfolio for PC customers into LOM applications. These products provide Ethernet connectivity in accordance with the IEEE 802.3u—Fast Ethernet or IEEE 802.3ab—Gigabit standards and we market them under our ETHOS brand.

Our Fast and Gigabit Ethernet ETHOS controller solutions provide wired connectivity for desktop and PC platforms. Our family of single-chip controllers integrates our Fast and Gigabit Ethernet physical integrated circuit, or PHY, and MAC, with a comprehensive software suite. These cost-effective solutions are targeted to client network interface cards, or NICs, and LOM applications.

Our Fast and Gigabit Ethernet ETHOS transceivers are designed for use in PCs, access points, routers, broadband gateways, and wired switches. These transceivers utilize sophisticated signal processing algorithms and advanced power management features to achieve high performance and low power consumption.

Our Fast and Gigabit Ethernet switch products are primarily sold in conjunction with our WLAN chipsets as part of reference designs for routers and access points. Additionally, in 2008, we began integrating our Ethernet switches into a portion of our WLAN solutions.

ROCm Bluetooth Products

We are serving our PC customers with single-chip CMOS Bluetooth solutions. Our solutions leverage our expertise in RF design and integration to deliver highly compact designs that meet the footprint, power and cost requirements for PCs. Based on the most current ratified Bluetooth standard, Bluetooth 2.1+ Enhanced Data Rate, Atheros’ Bluetooth provides optimized coexistence with WLAN solutions, and enhanced performance with Atheros’ WLAN solutions.

ROCm GPS Portfolio

Atheros’ ROCm GPS portfolio features single-chip GPS receivers and our ORION 3.0™ software that enable us to offer complete GPS system solutions for signal acquisition, tracking, data extraction and GPS navigation. Our GPS portfolio, which targets high-volume, embedded GPS applications including PCs, PNDs, mobile consumer electronics and telemetry products, complements Atheros’ WLAN, Bluetooth and Ethernet offerings. Our portfolio features Assisted GPS capabilities to enhance location fix times and navigational accuracy in challenging environments where view to satellites is obstructed or unavailable.

Customers

We sell our products directly to original equipment manufacturers, or OEMs, who include our chipsets in their products, and to original design manufacturers, or ODMs, who in turn include our chipsets in products they supply to OEMs. For direct sales to OEMs, the OEM incorporates our wireless and wired networking system solutions directly into their products, and the OEM is the licensee and the end-user of the technology. However, we primarily sell directly to ODMs, as many OEMs choose to specify an ODM to integrate our technology into a module, such as a peripheral component interconnect, or PCI, card, which is then delivered to the OEM customer. For OEMs who use an ODM as an intermediary, our shipments and revenue are directly with the ODM. However, we maintain close relationships with the target OEMs, selling and marketing to them directly, and the initial technology design win is generally awarded by the OEM. We also have ongoing contact with the OEM for forecasting and technology update purposes. Currently, our target markets include the PC, networking equipment and consumer electronics markets.

In 2008 and 2007, Hon Hai Precision Industry Co. Ltd. accounted for 19% and 25% of our net revenue, respectively. In 2006, Hon-Hai Precision Industry Co. Ltd. and UTStarcom, Inc. accounted for 20% and 10% of our net revenue, respectively.

While we primarily sell directly to ODMs, the ODM generally identifies on its purchase order the OEM for whom they are purchasing our product. Based on the sell-through information provided to us by the ODMs, the following companies or their subsidiaries are among those that have incorporated our products through ODMs during the year ended December 31, 2008:

2Wire, Inc.

3Com Corp.

Acer, Inc.

Apple, Inc.

Aruba Wireless Networks, Inc.

AsusTEK Computer, Inc.

AVM GmbH

Belkin Corp.

Buffalo, Inc.

Dell Inc.

Cisco Systems, Inc. (including the Linksys Group, Inc.)

D-Link Systems, Inc.

Fujitsu Ltd.

Fujitsu Siemens Co.

Hewlett-Packard Co.

Lenovo Pte. Ltd.

MikroTik Ltd.

NEC Electronics Corp.

NETGEAR, Inc.

Nintendo Co., Ltd.

Ruckus Wireless, Inc.

Sagem Communications

Samsung Group

Siemens AG

Sony Corporation

Thomson

Toshiba Technology Corp.

TP-Link Technologies Co., Ltd.

Ubiquiti Networks, Inc.

UTStarcom, Inc.

Verizon Inc.

ZyXEL Communications Corporation

Sales and Marketing

We have direct sales staff strategically located near our major customers in the United States, Asia and Europe who support our major OEM and ODM customers. Generally, each salesperson has specific end-user market expertise in the market or markets on which they focus.

We also have field application engineers, or FAEs, who provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products. Our FAE organization is segmented by end-user markets as well as core competencies in hardware, software and RF necessary to support our customers.

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

We also work with third-party design centers that provide expertise in RF design, board layout, operating system and driver development, and industrial design and prototyping to customize our software or hardware for smaller customers’ requirements. These third-party design centers typically provide their services on a contract engineering basis and enable rapid time-to-market in their areas of expertise.

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

Our marketing groups focus on our product strategy, product development road maps, new product introduction process, demand assessment, competitive analysis, customer application support, customer program management, brand development and management, and corporate communications. These groups also ensure that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, operations, and sales groups, as well as our ODMs, OEMs and representatives.

Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a good indicator of our future sales.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia, which includes China, Hong Kong, India, Japan, Korea, Malaysia, the Philippines, Singapore and Taiwan, accounted for 90% of net revenue in 2008, 97% of net revenue in 2007, and 98% of net revenue in 2006. Our net revenue consisted of sales to customers in the following countries for the periods indicated in the following table:

	Year Ended December 31,
	2008	2007	2006
Taiwan	41%	49%	53%
China	29	37	35
Hong Kong	10	3	1
United States	1	1	1
Other	19	10	10

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

We intend to participate in, support our employees’ participation in, or monitor, as appropriate, the activities of various standards bodies, including the IEEE standards group, the European Telecommunications Standards Institute, the International Telecommunications Union, the WiFi Alliance, WiMax, a nonprofit group formed to create and promote the development of IEEE wireless broadband standard 802.16, Digital Living Networking Alliance, Home Gateway Initiatives, the Personal Handyphone System Memorandum of Understanding Group, the Peripheral Component Interconnect Special Interest Group and the BluetoothTM Special Interest Group.

The rights to use spectrum are subject to changes made by the government entities that allocate and regulate radio spectrum. Changes in United States, or U.S., and international spectrum policy may limit our ability to sell or prevent us from selling products, require substantial engineering effort and expense to address and work around any such changes, and substantially and adversely affect the time it takes our customers to bring their products to market and our future revenue. In addition, our products and our customers’ products could be denied the regulatory certifications required to sell these products, or the time and cost required to obtain regulatory certifications could reduce our revenue and profitability.

Our products include encryption technologies that are regulated by the U.S. and foreign governments. We believe we are in compliance with all export and import laws and regulations related to our encryption technologies. However, these laws and regulations may change and limit our ability to continue to export and import our products internationally until we can adapt to these changes.

GPS technology is restricted and its export is controlled by the U.S. government, and the U. S. government may restrict specific uses of GPS technology in some applications for privacy or other reasons. The U.S. government may also block the civilian GPS signal at any time or in hostile areas. In addition, the policies of the U.S. government for the use of GPS without charge may change. The growth of the GPS market could be limited by government regulation or other action. These regulations or actions could interrupt or increase our cost of doing business. We cannot be certain that the U. S. government will remain committed to the operation and maintenance of GPS satellites over a long period. Other U. S. government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies. Laws and regulations, as well as policies, may change and limit our ability to grow this market.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. We rely on a portfolio of intellectual property rights, both foreign and domestic, including intellectual property rights in patents, trademarks, copyrights and trade secrets. We also protect our proprietary technologies, processes and other intellectual property through contractual provisions and licenses. Many of our issued patents and pending patent applications relate to algorithms, semiconductor designs, software and systems related to wireless and other network communications, with a focus on innovations we believe we have achieved in our implementations of industry standards-compliant wireless and other networking solutions.

Patents

As of December 31, 2008, we held 132 issued U.S. patents and 175 pending U.S. patent applications, in addition to international patents and pending patent applications. We continue to pursue actively the filing of additional patent applications in both the United States and foreign jurisdictions. Our domestic patents and applications have expiration dates ranging from August 2019 through December 2028.

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

Intellectual Property Litigation

The wireless communications and networking industries are characterized by frequent litigation and other vigorous protection and pursuit of intellectual property rights or positions. There are also numerous patents in the wireless communications and networking industries and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation. Questions of infringement involve highly technical and subjective analyses. Litigation may be necessary to enforce any patents we may be granted and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity made against our products or our customers’ products, and we may not prevail in any current or future litigation. We and our customers have received and may continue to receive, written notices and license offers from research institutions, intellectual property holding firms, our competitors and others claiming to have patent and other intellectual property rights that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and draft 802.11n wireless standards, Ethernet, GPS and Bluetooth technologies as well as other intellectual property relevant to our chips, software, and system solutions. These notices or offers have been made directly to us and to our U.S. and foreign customers. We have responded directly or indirectly through our customers, to these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. In addition, we and our customers may be and have been sued in the U.S. for allegedly infringing patents related to 802.11a, 802.11b, 802.11g and draft 802.11n technology. We believe that the disputed rights and rights offered are either already licensed to us or our products do not infringe any valid claim to the issued patents identified to date. However, we cannot assure that adverse results will not occur. We also cannot assure that any of these or other third-parties will not pursue litigation or assert their patent and other intellectual property rights against us in the future. We have certain indemnification obligations to customers and strategic partners with respect to infringement of third-party patents and intellectual property rights by our products. We cannot assure that our potential obligations to indemnify such customers will not harm us, our business or our financial condition and results of operations. We may intervene in litigation on behalf of one or more of our customers, incurring substantial expense. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against us or our customers could have a significant adverse impact on our business.

If it is necessary or desirable, we may seek licenses under third-party patents or other intellectual property rights. However, we cannot be sure that third parties will offer licenses to us or that we will find and secure acceptable terms for any offered licenses. If we or our customers fail to obtain a license from a third party for proprietary technologies that we use, we could incur substantial liabilities, or suspend sales or use of our products or our use of processes requiring the technologies. Whether or not any litigation is determined in our favor or settled, it could cause us to incur significant expenses, harm our sales of the challenged technologies or products and divert the attention and efforts of our technical and management personnel, whether or not a court decides the litigation in our favor. Adverse determinations in litigation could result in the loss or impairment of our proprietary rights, subject us to significant liabilities and money damages, require us to seek licenses from third parties, cause us to spend significant resources and revenues to design around or develop non-infringing technology, or prevent us from licensing our technology or selling our products, any of which could harm our business.

For additional information regarding our material legal proceedings, please see Part I, Item 3 of this Form 10-K.

Copyrights and Trademarks

We claim copyright and trademark protection for proprietary documentation and a variety of branding marks. We also pursue foreign copyrights and trademarks where applicable and necessary. The branding marks are sublicensed to our customers and used by them to identify and promote their products’ capabilities in markets, including, but not limited to, computing and consumer electronics. As of December 31, 2008, we held 17 registered U.S. trademarks.

Licenses

We also rely on third-party licensors for certain technologies embedded in our semiconductor, hardware and software designs. These are typically non-exclusive contracts for general capabilities provided under royalty-accruing or paid-up licenses. These licenses are generally perpetual or automatically renewed if we continue to pay any royalty that may be due. We have entered into a number of licensing arrangements pursuant to which we license third-party technologies. We do not believe our business is dependent to any significant degree on any individual third-party license.

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

Research and Development

We engage in substantial research and development to develop new products and integrate additional capabilities in product designs. We conduct research into digital and analog semiconductor design, hardware reference board design, software reference code development, systems integration and manufacturing process flow development and perform test emulation, digital design verification and application software development at our corporate headquarters in Santa Clara, California, and at our research and development facilities in Irvine, California, China, Finland, India and Taiwan. We use a number of proprietary design tools and processes that enable us to deliver high-performance wireless capabilities using low-cost manufacturing facilities. We employ a team of engineers with extensive experience in mixed signal design, systems and communications architecture, CMOS technology and software development. Our research and development expense was $121.6 million in 2008, $100.9 million in 2007 and $71.1 million in 2006.

Manufacturing

We design and develop our proprietary designs and provide them to third-party foundries, contract manufacturers, ODMs, assembly and test companies and other licensees and contractors to produce silicon wafers and semiconductors. We produce a variety of digital, analog and mixed-signal chip designs using standard digital CMOS production facilities. The use of this process enables us to produce cost-effective products, and we have proprietary rights to the particular design methodologies that we use to maintain high-performance levels on generic processes. By utilizing standard digital CMOS processes, we are able to work with a large number of independent foundries that provide us operational and cost efficiencies. By subcontracting our manufacturing requirements, we are able to focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities.

We currently have in production products using 0.25 micron, 0.18-micron, 0.13-micron and 0.09-micron process geometries and a variety of foundries. We depend on a range of foundry contractors to manufacture substantially all of our products. Our key silicon foundries for wafer production are Chartered Semiconductor Manufacturing in Singapore, or Chartered, Semiconductor Manufacturing International Corporation, or SMIC, in China, Silterra Malaysia Sdn. Bhd. in Malaysia, or Silterra, Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, Tower Semiconductor Ltd. in Israel and United Microelectronics Corporation, or UMC, in Taiwan. Limitation of any of our independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Our wafer probe testing is conducted by independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our key test and assembly subcontractors including, but not limited to Amkor Technology, Inc. in China, Taiwan and Korea, Casio Micronics Co., Ltd. In Japan, Greatek Electronics, Inc. in Taiwan, Microelectronics Corporation in Taiwan, Sigurd Microelectronics Corp. in Taiwan , Siliconware Precision Industries Co., Ltd. in China and Taiwan and United Test and Assembly Center Ltd. in Singapore. We store and distribute our finished goods inventory from contracted warehouses in Hong Kong and Singapore. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

We also maintain test facilities at our corporate headquarters and at our research and development facilities in China, Finland, India and Taiwan. This enables us to operate certain test processes on demand, so as to reduce the time-to-market of our designs and improve their reliability.

Competition

The communications semiconductor markets and the overall semiconductor industry are intensely competitive with a variety of large and small companies providing semiconductors, hardware and software designs. We believe that we compete favorably in these markets with respect to the following factors:

•	product performance;

•	feature set and quality, including network throughput, product range, power efficiency, security features, reliability and consistency;

•	level of integration;

•	time-to-market;

•	price;

•	ability to respond quickly to customer needs;

•	customer support and application support;

•	ability to comply with, and influence, industry standards and international regulatory requirements

•	intellectual property; and

•	reputation.

We compete with a number of large U.S. and international semiconductor suppliers. Our primary competitors in our communications and connectivity semiconductor markets include Broadcom Corporation, Cambridge Silicon Radio, Intel Corporation, Marvell Technology Group Ltd., MediaTek Inc., Ralink Technology Corporation, Realtek Semiconductor Corp and SiRF Technology Holdings, Inc. This competition has resulted and will continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers that choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

Many of our customers are also large, established semiconductor suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. Competition could increase pressure on us to lower our prices and lower our margins. If we do not compete successfully, we will be unable to gain or retain market share.

Employees

As of December 31, 2008, we employed 1,079 full-time employees, including 752 in research and development and operations, 240 in sales and marketing and 87 in general and administration. We have never had a work stoppage and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

The current global recession and the downturn in the semiconductor industry could continue to adversely affect our operating results and stock price in a material manner.

The semiconductor industry in which we operate is highly cyclical and has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. The industry is experiencing a significant downturn during the current global recession. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and results of operations as evidenced by the 29% sequential decrease in our revenue during the fourth quarter of 2008. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

General worldwide economic conditions have recently deteriorated due to credit conditions resulting from the recent financial crisis affecting the banking system and financial markets, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. As a result, in the fourth quarter of 2008 we experienced cancellations, deferrals and a significant slowdown in orders and anticipate that trend may continue in the near future. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times such as the current recession, our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable days sales outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy or the markets in which we operate do not improve from their current condition or if they continue to deteriorate, our customers or potential customers could continue to reduce or further delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a negative impact on the results of our operations.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our revenue and our business will be severely harmed.

We have derived substantially all of our revenue from the sale of chipsets for wireless applications, and we expect our chipsets for wireless networking applications and to a lesser extent our Bluetooth, Ethernet and GPS solutions, to account for substantially all of our revenue for the foreseeable future. Our success will depend in large part on the growth of these emerging markets and our growth within these markets. If these markets do not achieve the growth we expect, the growth and success of our business could be limited. In addition, if we are unable to develop new products in a timely manner or demand for our chipsets declines as a result of competition or technological changes, it would have a material negative impact on our business, operating results and financial position and our competitive position.

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

During 2008, we incurred $210.1 million in operating expenses and generated net income of $18.9 million. During 2007, we incurred $172.4 million in operating expenses and generated net income of $40.0 million. During 2006, we incurred $125.9 million in operating expenses and generated net income of $18.7 million. We did, however, incur a net loss in both the fourth quarters of 2008 and 2006 and may incur losses in the future. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels, or to decrease expense levels in the event of declining revenues. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes in our existing markets as well as successfully introduce additional products for new markets in order to maintain profitability. We expect to decrease our expenses in absolute dollars in the near future from current expense levels. However, because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. In addition, if we do not sustain or increase profitability, we may be unable to invest in the necessary level of research and development to remain competitive.

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

While our sales cycles can be long, our average product life cycles tend to be short as a result of the environment of rapidly changing technology and rapid introduction of next generation products in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory, which could reduce our gross margins and adversely affect our operating performance. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

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

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenue may decline. Within each of our markets, we compete with large semiconductor manufacturers and designers and start-up integrated circuit companies. Some of our competitors are also our customers and partners. Most of our current and potential competitors have longer operating histories, significantly greater financial, manufacturing, technical, marketing, sales and other resources than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs, and some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate wireless functionality into other products that we do not sell, which may make it difficult for us to gain or maintain market share. For example, Intel markets its Centrino mobile technology brand and we believe they have provided and may continue to provide a substantial marketing development fund incentive for buyers of a combination of its microprocessor, related chipsets and wireless networking module that use the brand. Intel or other large competitors may also be able to discourage OEMs from placing our brand on their products, which could substantially harm our marketing efforts.

We will continue to expend substantial resources developing products for new applications or markets and may never achieve the sales volume that we anticipate for these products, which may limit our future growth and harm our results of operations.

We have entered a variety of new wireless and wired communications markets that are outside of our traditional WLAN markets. Through the acquisition of Attansic in 2006 and the purchase of assets and certain liabilities of u-Nav in 2007, we now offer our customers Ethernet and GPS products. In addition, we have internally developed Bluetooth and PAS solutions that we actively sell to our customers. Although we plan to diversify our revenue base outside of our WLAN market, the vast majority of our historical revenue has come from the sale of our WLAN products. Our future success will depend in part upon the success of these new products, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we will have limited experience in these new markets, and may be unsuccessful in marketing and selling any products we develop for these markets. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and would harm our results of operations.

If we fail to appropriately scale our operations in response to changes in demand for our existing products or for new products, our business could be materially and adversely affected.

We have significantly grown and expanded our operations in a short period of time, and to achieve our business objectives, we expect to continue to grow. Through internal growth and the acquisition of ZyDAS, Attansic and u-Nav, we have significantly increased the scope of our operations and expanded our workforce, from 260 full-time employees as of December 31, 2004, to 1,079 employees as of December 31, 2008. Although we have recently slowed the expansion of our workforce significantly in connection with the global economic downturn, we anticipate that we will in the future further expand our workforce through internal growth and possible acquisitions. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our current and future products and services. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results. In addition, if our revenues decrease and we are unable to reduce our operating expenses at a rate at least as rapid as the rate of the decrease in revenues, our operating results would be adversely affected.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In 2007 we began implementing an enterprise resource planning system and are in the process of implementing additional modules to help us improve our management, operational and planning processes, and we anticipate that we will also need to continue to implement a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These processes can be time consuming and expensive, increase management responsibilities, and divert management attention.

In addition, in 2006, 2007 and 2008, we entered into leases for additional office space in Northern and Southern California, Taiwan, China, Finland, Germany, and India. We anticipate the need to lease additional office space in other locations in the future to accommodate our growth and we may also be required to relocate our employees from time to time. Such relocation could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business. In addition, the rate of any decrease in our revenues may exceed the rate at which we are able to reduce our expenses, which would materially and adversely affect our current or future business.

We will likely not be able to sustain our recent growth rate in the near future, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. Our revenue increased from $301.7 million in 2006, to $417.0 million in 2007 and to $472.4 million in 2008, although our revenue in the fourth quarter of 2008 declined sequentially from the third quarter. In the current global economic downturn, we will likely not be able to achieve similar revenue growth rates for 2009 and may not be able to achieve similar growth rates in future periods. In the event that we do achieve continued growth, the expansion of our business and operations will likely place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. As a result of the recent decline in our stock price, many of our key employees hold options with exercise prices in excess of our current stock price, and therefore retention of these key employees may be difficult in a highly competitive market. In addition, as a result of the applicability of Statement of Financial Accounting Standards, or SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, and the requirement to expense the fair value of stock options awarded to employees, we have modified and may continue to modify our compensation policies by, for example, increasing cash compensation to certain employees and/or instituting awards of restricted stock units, while simultaneously reducing awards of stock options. These modifications of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of stock options awarded to employees and officers have increased our operating expenses. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

If we fail to develop and introduce new products and enhancements or to manage product transitions, or if our proprietary features do not achieve market acceptance on a timely basis, our ability to attract and retain customers could be impaired, our competitive position may be harmed, and our revenues, earnings and stock price may decline.

The wireless and wired communications markets are characterized by rapidly changing technology, evolving industry standards, rapid changes in customer requirements and frequent product introductions. We must continually design, develop and introduce new products with improved features to be competitive. Our current and future products may not achieve market acceptance or adequately address the changing needs of the market, and we may not be successful in developing and marketing new products or enhancements to our existing products on a timely basis. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. In addition, if we or our customers are unable to manage product transitions in a timely and cost-effective manner, our business and results of operations will suffer. We introduce from time to time products with proprietary enhancements. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Our introduction of proprietary features involves risks associated with market acceptance of these new products and certification by industry standards groups. We have reviewed the rules and regulations of the various standards bodies and related industry organizations to which we belong or with which we are affiliated, and we believe there is not a significant risk that action would be taken that would undermine our ability to continue to leverage our affiliation with these organizations.

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

A significant portion of our products is sold to customers outside the United States and Canada. Sales to customers in Asia have accounted for substantially all of our net revenue since 2003. Because most of our ODMs and our other direct customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, our vendors are located in Asia and Israel. We also conduct research and development activities in India, Taiwan, China and Finland and have sales, marketing and support personnel in Japan, Taiwan, Korea, Hong Kong, Macao, China, Germany and France. Approximately one-half of our total workforce is currently located in Asia. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

Also, there may be reluctance in some foreign markets to purchase products based on GPS technology, due to the control of GPS by the United States government. Any of these factors could significantly harm our future international sales and operations, and consequently, our revenue and results of operations and business and financial condition. In addition, all of the independent foundries that manufacture our products and the subcontractors that test and assemble our products are located outside of the United States, and their business and ability to provide products and services to us are therefore subject to many of these risks.

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

We depend on six independent foundries to manufacture substantially all of our products. Our key silicon foundries for wafer production are Chartered in Singapore, SMIC in China, Silterra in Malaysia, TSMC in Taiwan, Tower Semiconductor Ltd. in Israel and UMC in Taiwan. The failure of any of these six foundries to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Our wafer probe testing is conducted by independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages and the finished products are tested by one of our key test and assembly subcontractors including, but not limited to, Amkor Technology, Inc. in China, Taiwan and Korea, Casio Micronics Co., Ltd. In Japan, Greatek Electronics, Inc. in Taiwan, Microelectronics Corporation in Taiwan, Sigurd Microelectronics Corp. in Taiwan , Siliconware Precision Industries Co., Ltd. in China and Taiwan and United Test and Assembly Center Ltd. in Singapore. We store and distribute our finished goods inventory from contracted warehouses in Hong Kong and Singapore. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

In addition, terrorist acts or other conflicts or acts of war could disrupt product supply from our vendors in Israel or Asia, which could undermine our ability to provide products to our customers and harm our operating results.

We do not have long-term supply contracts with our third-party manufacturing vendors and they may not allocate sufficient capacity to us to meet future demands for our products.

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

Our customers may purchase our chipsets indirectly from wireless module vendors, in the form of packaged wireless modules, instead of directly from us. We have in the past and may in the future enter into contracts with wireless module vendors to build and sell modules we have designed, and for which we provide warranty and indemnity, plus financial responsibility for certain potential liabilities of the wireless module vendor. If wireless modules of our design and purchased from a wireless module vendor are defective or fail in the field, we could suffer substantial monetary damages and damage to our reputation and business. We could also be held responsible for liability and damages related to intellectual property risks created by the sale of wireless modules, even if we would not be held responsible for similar liabilities related just to our wireless chipsets.

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

In the years ended December 31, 2008 and 2007, Hon Hai Precision Industry Co. Ltd. accounted for 19% and 25% of our net revenue, respectively. In the year ended December 31, 2006, Hon Hai Precision Industry Co. Ltd. and UTStarcom, Inc accounted for 20% and 10% of our net revenue, respectively.

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

Some of our customers are also large integrated circuit suppliers and some of our large customers already have similar expertise in-house. These customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. The process of licensing our technology to and support of such customers entails the transfer of technology that may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. We cannot sell to some customers who compete with us. In addition, we compete with divisions within some of our customers. Further, each new design by a customer presents a competitive situation. In the past, we have lost design wins to divisions within our customers and this may occur again in the future. We cannot assure you that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to buy products from us at the same volumes. Competition could increase pressure on us to lower our prices and could negatively impact our profit margins.

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

To remain competitive, we continually work to improve our chipsets and, in particular, our high-performance RF and wired networking products, to be manufactured using increasingly smaller geometries and to achieve higher levels of design integration. These ongoing efforts are costly and difficult and require us from time to time to modify the manufacturing processes for our products and to redesign some products. To remain competitive, our chipsets must be redesigned from time to time, which may result in delays in product deliveries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. For example, during 2009, we anticipate that a large number of our products will transition from the 0.18-micron to 0.13-micron. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. In addition, while we purchase wafers from foundries, we also assume most of the yield risk related to manufacturing these wafers into die. We may face similar difficulties, delays and expenses in the future. We depend on our relationships with our foundries to transition to smaller geometry processes successfully and cannot assure that our foundries will be able to effectively manage the transition. If our foundries, or we, experience significant delays in this transition or fail to efficiently implement these transitions, our business, financial condition and results of operations could be adversely affected.

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

We recorded impairment charges during the year ended December 31, 2008 and the quarter ended December 31, 2007 to reduce the carrying value of certain auction-rate securities we hold, and we may incur additional impairment charges with respect to these securities in 2009.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction-rate securities that we classify as available-for-sale securities on our balance sheet. Auction-rate securities represent our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies. A portion of these securities are insured by third party bond insurers and are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. As of December 31, 2008, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $15.0 million. To date we have recorded $17.7 million in losses as other-than-temporary impairments. Each of these securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank who organized the auctions for these securities filed for bankruptcy during the quarter ended September 30, 2008, and since such time, no auctions have occurred. We do not know if or when future auctions will be held. We will not be able to liquidate any of our remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process, or the notes are redeemed. In November 2008, the insurance companies sponsoring two of the auction-rate securities we hold exercised their put rights and have exchanged preferred stock for all the underlying assets collateralizing these securities. These insurance companies ceased paying dividends on the preferred stock in December 2008. Since September 30, 2007, we have re-classified these auction-rate securities as long-term available-for-sale securities and have maintained this classification. We believe we have the ability to hold these securities for longer than a period of 12 months. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment charges. These charges could be substantial.

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

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting rules and regulations. A change in those accounting rules can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R which has required us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. Since we historically used equity-related compensation as a component of our total employee compensation program, the accounting change has made the use of equity-related compensation less attractive to us and therefore has made it more difficult to attract and retain employees. As a result, this change has led us to consider other equity and non-equity forms of compensation. However, because we believe that providing equity-related compensation for our employees is a competitive necessity, we will likely incur significant and ongoing accounting charges resulting from option grants and other equity incentive expensing that could adversely affect our overall results of operations. Moreover, we have implemented the requirements of SFAS 123R using the modified prospective method and accordingly we have not restated prior period financial statements to reflect the historical impact of option grants. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future operating performance since our financial statements going forward, which will reflect stock-based compensation expense, will not be comparable to our prior period financial statements that exclude stock-based compensation expense.

Similarly, in July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The provisions of FIN 48 became effective for us, and we implemented them, in the first quarter of 2007. This may potentially cause readers of our financial statements to draw incorrect conclusions regarding our future operating performance since our financial statements going forward, which will reflect the provisions of FIN 48, may not be comparable to our prior period financial statements that exclude its application.

In addition, in December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The provisions for SFAS 141R became effective for us in the first quarter of 2009. We believe SFAS 141R may have a material impact on our consolidated financial statements depending on the size and nature of any future business combinations that we may enter into, and any future adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to the effective date.

We have acquired numerous intangible assets from our recent acquisitions which may be subject to write-downs if business deteriorates.

Through our acquisitions of ZyDAS, Attansic and u-Nav, we have acquired various intangible assets including developed technology, customer relationships, covenants not-to-compete, backlog, and goodwill. As of December 31, 2008 the company has goodwill associated with our acquisitions of $101.7 million and net acquired intangible assets of $23.3 million. Per SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, goodwill must be tested for impairment at least on an annual basis. We performed our annual impairment assessment of the carrying value of the goodwill recorded in connection with our various acquisitions in October 2008 and determined the goodwill balance was not impaired. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, requires testing for impairment losses for long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Due to the recent economic downturn, we tested our long-lived assets for impairment as of December 31, 2008 and determined that they were not impaired. Although during 2008 we tested our goodwill and long-lived assets for impairment and concluded that the assets were not impaired, we cannot be certain that these assets will not be subject to write-downs in future periods which could seriously harm our financial condition and operating results.

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

We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. During the year ended December 31, 2008, we increased the valuation allowance in the amount of $5.4 million against our deferred tax assets, and during the years ended December 31, 2007, and 2006, we released a portion of the valuation allowance in the amount of $3.0 million and $1.9 million, respectively, previously recorded against our deferred tax assets. These releases resulted in reduced tax provisions in the years recorded.

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

We plan to continually evaluate acquisitions of or investments in businesses that may offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities, if appropriate opportunities arise. For example, in 2006, we acquired ZyDAS, a privately held Taiwan-based fabless wireless IC design company, and Attansic, a privately held Taiwan-based fabless Ethernet IC design company. In December 2007, we acquired certain assets and liabilities of u-Nav, a privately held United States-based fabless GPS IC design company. Risks arising from these or other future acquisitions or investments could include among other things:

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

The wireless and wired communications markets are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received, and we may continue to receive, written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and draft 802.11n wireless standards, Ethernet, GPS and Bluetooth technologies, as well as other technology and patents relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers and strategic partners. Moreover, we are currently engaged in litigation with parties that claim our products infringe their patents as discussed in Part I, Item 3 of this Report. We have indemnification obligations to our customers and strategic partners with respect to infringement of third-party patents and intellectual property rights by our products. We have responded, or are in the process of responding, directly, or indirectly through our customers and strategic partners, to all of these notices and allegations, and continue to correspond regarding the offers with some of the parties that have sent the notices. Questions of infringement and misappropriation in our markets involve highly technical and subjective analyses. Litigation may be necessary to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in any future litigation. Our business could be harmed as a result of litigation, offers to license or claims of infringement. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

Any potential dispute involving our patents or other intellectual property could also include our industry partners and customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving our patents or other intellectual property, our customers or licensees could also become the target of litigation, and certain customers have received notices of written offers from our competitors and others claiming to have patent rights in certain technology and inviting our customers to license this technology. Several of our customers have been sued in the U.S. for allegedly infringing patents related to 802.11a, 802.11b, 802.11g, draft 802.11n, Ethernet, GPS and Bluetooth technologies. Because we may indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license or sales agreements, which could result in substantial expenses. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our proprietary technologies and products to decrease.

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

TSMC, SMIC, Chartered, UMC and Silterra, which manufacture our chipsets, and subcontractors which perform substantially all of our assembly and testing, are located in Asia. Tower Semiconductor Ltd. which also manufactures our chipsets and also performs assembly and testing is located in Israel. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong, China and elsewhere in Asia, and research and development facilities in Southern California, India, Taiwan and China and administrative offices in Macao. These areas are subject to typhoons, and the risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region, the Indian Ocean region, or the Middle East, is significant due to the proximity of major earthquake fault lines. In the past, major earthquakes in Taiwan have disrupted the facilities of several of these third-party contractors, as well as other providers of these services, and impaired their production capacity. In addition, a tsunami in December 2004 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry, assembly and test capacity or research and development efforts, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all and our research and development efforts could be slowed.

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

Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used. The Federal Communications Commission, or FCC, in the United States, as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks. We therefore rely on the FCC and international regulators to provide sufficient spectrum and usage rules. For example, countries such as China, Japan or Korea heavily regulate all aspects of their wireless communications industries, and may restrict spectrum allocation or usage, or may impose requirements that render our products or our customers’ products unmarketable in these jurisdictions. If this were to occur, it would make it difficult for us to sell our products in that region. In addition, some of our chipsets operate in the 5 gigahertz, or GHz, band, which is also used by government and commercial services such as military and commercial aviation. The FCC and European regulators have traditionally protected government uses of the 5 GHz bands by setting power limits and indoor and outdoor designation and requiring that wireless local area networking devices not interfere with other users of the band such as government and civilian satellite services.

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

We design some of our products to conform to standards set by industry standards bodies such as the IEEE and the Bluetooth Special Interest Group. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers and our sales would suffer. The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products. For example, the IEEE has adopted a draft 802.11n specification after considering many different proposals for the draft 802.11n standard and we have developed products based on this draft specification. If the IEEE does not adopt the current draft 802.11n standard or if we are unable to complete development of compliant products based on the draft or final specifications on a timely basis, we will lose customers and revenue and our business will be harmed.

If our customers or the industries using wireless technology prefer to integrate wireless capability into other products in which we do not specialize, we may not be able to compete effectively and we will lose customers and our revenue will decline and our business will be harmed.

Currently, we maintain wireless technology on a chipset that is separate from functionality contained on other chips within a product. Our customers or the industries using wireless technology may prefer to integrate wireless capability into other products such as DSL modems, or determine that an integrated chip with multiple functionality results in products that perform better or are less expensive or more efficient to manufacture. If wireless functionality becomes commonly integrated with other functionality, the market for our products may decline. Consequently, we may miss product cycles in order to redesign our products, and we may not be able to forge strategic relationships necessary in order to design and arrange for the production of chips that include multiple functionality. If we miss product cycles, we will lose customers, our revenue will decline and our business will be harmed.

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

Our corporate headquarters and primary research and development and operations facilities are located in Santa Clara, California under two building leases. The first lease commenced in July 2005 and expires in July 2010. We have the option to extend the lease beyond the initial term for two periods of three years. The second lease commenced in January 2007 and expires in June 2009. We have the option to extend the initial term for one period of three years. We lease additional properties around the world and within the facilities of certain suppliers for use as research and development facilities, sales and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our chipsets, hardware and software. Our international sales and support offices are in locations within the countries and administrative regions of China, Germany, Hong Kong, Japan, Korea and Taiwan, and we have research and development facilities in Irvine, California, Hsinchu, Taiwan, Chennai and Bangalore, India, Shanghai, China and Tampere, Finland and an administrative center in Macao. While we believe our facilities are adequate to meet our immediate needs, it will likely become necessary to lease or acquire additional or alternative space in the current year to accommodate future growth.

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

Fujitsu Limited, LG Electronics, Inc., and U.S. Philips Corporation v. Netgear, Inc.

On December 17, 2007, Fujitsu limited, LG Electronics, Inc., and U.S. Philips Corporation filed a complaint against NETGEAR, Inc. in the U.S. District Court for Western District of Wisconsin, alleging certain of NETGEAR’s 802.11 compliant products infringe U.S. patent numbers 6,018,642; 6,469,993; and 4,975,952. Each of the asserted patents is part of an 802.11 patent pool, the licensing of which is administered by Via Licensing, a wholly owned subsidiary of Dolby Laboratories, Inc. On March 17, 2008, NETGEAR filed a third party complaint against its suppliers Atheros, Broadcom, and Marvell. On May 23, 2008, we filed a Motion to Dismiss NETGEAR’s third-party complaint against us. On June 13, 2008, NETGEAR filed a Stipulation of Dismissal to dismiss us from this litigation which was granted by the Court on June 18, 2008.

Broadcom Corporation and Atheros Communications, Inc. v. Wi-LAN, Inc.

On December 10, 2008, we and Broadcom filed a complaint for declaratory judgment against Wi-LAN, Inc. in the U.S. District Court for Northern District of California, requesting the court to declare, among other things, that U.S. patent number 6,549,759, or the ‘759 Patent, assigned to Wi-LAN is invalid, unenforceable and that we do not infringe any valid claims of the ‘759 Patent. This declaratory judgment action stemmed from Wi-LAN’s threat to add this patent into the complaints filed by Wi-LAN against Atheros and others, now pending in the Eastern District of Texas. Similar declaratory judgment actions were filed by a number of other companies against Wi-LAN. However, there can be no assurance that we will be successful in seeking declaratory relief from Wi-LAN’s threat.

Atheros Communications, Inc. v. Lehman Brothers, Inc.

On January 30, 2009, we filed a Customer Claim pursuant to the Securities Investor Protection Act, or SIPA, with the SIPA Trustee overseeing the bankruptcy of Lehman Brothers, Inc., in an effort to gain access to money that may be available to former Lehman clients through the Securities Investor Protection Corporation. For related reasons, we plan to file a Proof of Claim in the United States Bankruptcy Court for the Southern District of New York against Lehman Brothers, Inc. related to compensatory and punitive damages incurred in Lehman Brothers’ investment of the Company’s cash in auction-rate securities and the resulting losses of income and liquidity. There can be no assurance that we will obtain compensation for our claims.

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ATHR.” The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the NASDAQ Global Select Market.

	Year ended December 31, 2007
	High	Low
First Quarter	$27.51	$21.21
Second Quarter	$32.89	$23.53
Third Quarter	$34.42	$25.28
Fourth Quarter	$35.80	$26.50

	Year ended December 31, 2008
	High	Low
First Quarter	$30.71	$20.17
Second Quarter	$34.55	$21.78
Third Quarter	$34.75	$21.70
Fourth Quarter	$23.67	$11.26

As of February 10, 2009, the number of record holders of our common stock was 136. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on February 12, 2004, the date of our initial public offering, and ends on December 31, 2008, the end of our last fiscal year. The graph assumes an investment of $100 on February 12, 2004, and the reinvestment of any dividends.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 58 MONTH CUMULATIVE TOTAL RETURN*

Among Atheros Communications Inc., The NASDAQ Composite Index

And The Philadelphia Semiconductor Index

*	$100 invested on 2/12/04 in stock & 1/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
In thousands, except per share data	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Net revenue	$472,396	$416,960	$301,691	$183,485	$169,607
Cost of goods sold(1)	236,431	209,579	157,918	102,483	91,574

Gross profit	235,965	207,381	143,773	81,002	78,033
Operating expenses:
Research and development(1)	121,565	100,936	71,084	47,788	42,704
Sales and marketing(1)	51,154	38,010	27,189	17,358	15,825
General and administrative(1)	25,109	21,189	15,315	10,306	9,828
Amortization of acquired intangible assets(2)	12,231	7,402	1,484	—	—
Acquired in-process research and development(3)	—	4,897	10,836	—	—

Total operating expenses	210,059	172,434	125,908	75,452	68,357

Income from operations	25,906	34,947	17,865	5,550	9,676
Interest income, net	8,878	11,516	8,659	4,854	2,089
Impairment of long-term investments(5)	(15,490)	(2,277)	—	—	—

Income before income taxes	19,294	44,186	26,524	10,404	11,765
Income tax (provision) benefit(4)	(422)	(4,206)	(7,846)	6,284	(941)

Net income	$18,872	$39,980	$18,678	$16,688	$10,824

Basic net income per share	$0.32	$0.71	$0.36	$0.34	$0.25

Diluted net income per share	$0.30	$0.67	$0.34	$0.31	$0.21

Shares used in computing basic net income per share	59,804	55,917	51,760	48,777	42,886

Shares used in computing diluted net income per share	62,070	59,330	55,494	53,572	51,981

	December 31,
In thousands	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$293,758	$219,544	$185,906	$173,645	$154,485
Working capital	341,844	252,283	204,465	190,399	170,039
Long-term investments	16,963	30,453	—	—	—
Total assets	615,708	522,137	364,058	239,179	206,363
Total stockholders’ equity	471,478	401,457	280,942	196,966	173,040

(1)	Prior to 2006, we elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation. Therefore, we did not record any compensation expense for stock options we granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. During 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method.

(2)	During 2006, we recorded $1.5 million of intangible amortization related to the intangible assets purchased in the acquisitions of ZyDAS and Attansic. During 2007, we recorded $7.4 million of intangible amortization related to the intangible assets purchased in the acquisitions of ZyDAS, Attansic and u-Nav. During 2008, we recorded $12.2 million of intangible amortization related to the intangible assets purchased in the acquisitions of ZyDAS, Attansic and u-Nav. We amortize acquisition-related identified intangible assets on a straight-line basis over their estimated economic lives.

(3)	During 2006, we recorded $10.8 million of in-process research and development expenses upon the acquisitions of ZyDAS and the initial 87.7% acquisition of Attansic’s common stock. During 2007, we recorded $4.9 million of in-process research and development related to the acquisitions of the remaining 12.3% of Attansic and u-Nav. These charges were recorded as we determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

(4)	During 2007, 2006 and 2005, we recorded an income tax benefit of $3.0 million, $1.9 million and $7.5 million, respectively, related to the release of a portion of the valuation allowance previously recorded against our deferred tax assets. In 2008, we recorded a tax benefit of $1.1 million from a change in a state tax filing position.

(5)	During 2008 and 2007, we recorded impairment charges of $15.5 million and $2.3 million, respectively, to reduce the carrying value of certain auction-rate securities we hold, with a par value of $32.7 million. We determined that the impairment charge is other-than-temporary in nature, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FASB Staff Position FAS 115-1 and FAS 112-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See the discussion in “Liquidity and Capital Resources” in Part II, Item 7, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, as well as Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading developer of advanced semiconductor system solutions for wired and wireless communications products. We combine our wireless systems and software expertise with our high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufacturable on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. Our solutions are used by a broad base of customers, including makers of PCs, networking equipment and consumer electronics devices. Our product portfolio includes Wireless Local Area Network, or WLAN, Personal Access Systems, or PAS, Ethernet, Bluetooth and Global Positioning System, or GPS, technologies.

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office, or SOHO, markets to sophisticated wireless infrastructure systems-on-chip, or SoC, with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the PC, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers, or IEEE, family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Acer, Apple, ASUSTeK, Dell, Fujitsu, Fujitsu-Siemens, Hewlett Packard, Lenovo, NEC, Samsung, Sony and Toshiba, networking equipment customers, including 2Wire, AVM, Belkin, D-Link, Linksys, MikroTik, NEC AT, NETGEAR, SAGEM, TP-Link and Verizon and consumer electronics customers including Nintendo.

In 2005, we introduced our solution for the PAS cellular market. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. Our solution consists of a single chip that implements a complete cellular transceiver, baseband, application processor, audio paths, power management, keyboard, speaker and display interfaces. Our unique, highly-integrated, single chip solution for PAS products provides full support for the PAS networking standard and a robust set of product features. The market for PAS is currently declining in China. In February 2009 China’s Ministry of Industry and Information Technology, or MII, requested carriers terminate their PAS networking service by 2011 as the country adopts other cellular technologies.

In August 2006, we began shipping our universal serial bus, or USB, solutions for WLAN that were both developed internally and added through our acquisition of ZyDAS. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions. In conjunction with the acquisition, ZyDAS became the Atheros Taiwan Development Center. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we began shipping the Ethernet solutions acquired from Attansic for PC applications. Our Ethernet solutions are integrated into PC LAN-on-motherboards, or LOM, by supplying Gigabit Ethernet network interface card, or NIC, and physical layer, or PHY, products for LOMs. In 2007, we introduced our first 10/100 Fast Ethernet switch product and our first Gigabit Ethernet switch, both for wired and wireless local area networking solutions. In 2008, we introduced our first NPU that incorporates our 10/100 Fast Ethernet switch. The results of operations for Attansic have been included in our consolidated statements of operations since December 2006.

During 2007, we began sampling our first single chip, CMOS Bluetooth solutions, which support the Bluetooth 2.1+ Enhanced Data Rate standard and leverage our expertise in RF design and integration to deliver a highly compact, low power design for use in a variety of Bluetooth enabled devices. In 2008, we began shipping our Bluetooth products.

In December 2007, we acquired certain of the assets and liabilities from u-Nav, a privately held fabless semiconductor company specializing in GPS chipsets and software that enable mobile location-based products and services. In January 2008, we began shipping the GPS solutions acquired from u-Nav for personal navigation devices, or PNDs. The results of operations from the u-Nav acquisition have been included in our consolidated statements of operations since the date of acquisition.

Worldwide economic conditions have recently deteriorated and we are currently operating in an economic recession. As a result, the semiconductor industry in particular is currently experiencing a significant cyclical downturn. Such a downturn is characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. During the fourth quarter of 2008, we experienced cancellations, deferrals and a significant slowdown in orders. Our revenue declined 29% sequentially from $138.1 million in the third quarter of 2008 to $98.3 million, and as a result we recorded a net loss for the fourth quarter of 2008 of $4.8 million. During the first quarter of 2009, we expect our revenue will further decline from our fourth quarter 2008 levels, and we will incur a net loss. We cannot predict the timing, strength or duration of this economic slowdown or subsequent economic recovery. If the economy does not improve or deteriorates further, it will adversely impact our revenue and operating profit and we may realize inventory excesses, reduced profitability and additional net losses.

Revenue. Our revenue is derived primarily from the sale of WLAN, PAS, Ethernet, Bluetooth and GPS chipsets and to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicards, hand-held video game devices and PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers. In 2008 and 2007, Hon Hai Precision Industry Co. Ltd. accounted for 19% and 25% of our net revenue, respectively. In 2006, Hon-Hai Precision Industry Co. Ltd. and UTStarcom, Inc. accounted for 20% and 10% of our net revenue, respectively.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 90%, 97% and 98% of net revenue in the years ended December 31, 2008, 2007 and 2006, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and write downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Our cost of goods sold also includes additional costs associated with fluctuations in the price of raw materials used in the manufacturing of our chips. Additionally, our cost of goods sold includes accruals for estimated warranty obligations, which we record when revenue is recognized. Estimated warranty obligations are adjusted each period to reflect actual warranty experience. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and investment balances and realized gains or losses from the sale of marketable securities.

Impairment of Long-Term Investments. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities; such securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. In November 2008, the insurance companies sponsoring two of the auction-rate securities we hold exercised their put rights and have exchanged preferred stock for all the underlying assets collateralizing these securities. These insurance companies ceased paying dividends on the preferred stock in December 2008. Since all of our held auction rate securities have been subject to multiple auction processes for which there have been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, we have used a discounted cash flow model to estimate the fair value of these investments as of December 31, 2008.

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

We recorded a net income tax expense of $422,000, $4.2 million and $7.8 million for 2008, 2007 and 2006, respectively. In 2008 we recorded an income tax benefit of $1.1 million related to a change in a state tax filing position, which resulted in the recording of a net deferred tax benefit. We recorded income tax benefits of $3.0 million and $1.9 million for 2007 and 2006, respectively, related to releases of valuation allowance against our deferred tax assets.

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

Revenue Recognition. We derive revenue primarily from the sale of our communication integrated circuits, or ICs. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for the products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

We provide incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between us and our customers. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual claims submitted by the customers differ significantly from the original estimates, which may have the effect of increasing or decreasing net revenue and gross profit as a percentage of revenue in a particular period.

We defer recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products.

Fair Value of Financial Instruments. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, auction-rate securities, accounts receivable and accounts payable. We believe that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, we may make fair value estimates, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Marketable Securities. We classify marketable securities as available-for-sale. We view our available-for-sale-portfolio as available for use in current operations. Accordingly, we have classified all investments with a readily available market as short-term, even though the maturity dates may be one year or more beyond the current balance sheet date, because of the intent to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program. When we find that a readily available market does not currently exist for the securities, we classify these securities as long-term due to the potential inability to sell the securities within one year of the current balance sheet date.

Available-for-sale securities are recorded at fair value, and we record temporary unrealized holding gains and losses as a separate component of accumulated other comprehensive income. We charge unrealized losses against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board, or FASB, Staff Position, or FSP, Financial Accounting Standards, or FAS, 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and, (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

Inventory Valuation. We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventory at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. We reduce our inventory to the estimated lower of cost or market value to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold.

Stock-Based Compensation. We account for our stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Under the modified prospective application method, compensation expense for stock-based awards granted by us as a public company prior to, but not yet vested as of January 1, 2006, is based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. For stock-based awards granted before November 26, 2003 (the date on which we filed our registration statement for our initial public offering), we continue to record compensation expense following the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. At December 31, 2008 there was $80.0 million of total unrecognized compensation cost related to non-vested compensation arrangements granted under all equity compensation plans, net of estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.8 years.

We estimate the fair value of options granted using the Black-Sholes option valuation model and the assumptions used shown in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K. For 2006, 2007, and the first six months of 2008, we based our expected term on the expected terms used by similar entities since we did not have sufficient historical experience for determining the expected term of the stock option awards granted. For the final six months of 2008, we estimated the expected term based on our historical financial data and estimates of future option exercise activity, as well as the expected terms used by similar entities. For options granted after December 31, 2005, we estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of our stock and those of similar entities. For the final six months of 2008, we estimated the volatility of our common stock at the date of grant based entirely on considerations of the implied volatility of long-term options traded on the open market and our average historical volatilities.

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

Product Warranty Provision. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our chipset suppliers, our warranty obligation is affected by product failure rates, the cost of replacement chipsets, rework and inbound and outbound freight costs incurred in replacing a chipset after failure. We continuously monitor chipset returns for warranty and maintain an accrual for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances and we adjust the warranty accrual rate based on these actual experiences and specific expected obligations. When actual failure rates, cost of chipset replacement, rework and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty accrual are made. Any such revisions may have the effect of increasing or decreasing gross profit both in dollars and as a percentage of revenue in a particular period in which these estimates are adjusted.

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

We are subject to income taxes in the U.S. and foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgment and estimates. We evaluate our uncertain tax positions in accordance with FIN 48. We believe that our provision for uncertain tax positions, including related interest and penalties, is adequate based on information currently available to us. The amount ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our provision for uncertain tax positions is attributable to uncertainties concerning the tax treatment of our international tax operations. Our overall provision requirement could change due to the issuance of new regulations or new case law, negotiations with tax authorities, resolution with respect to individual audit issues, or the entire audit, or the expiration of statutes of limitations.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, we measure and test goodwill on an annual basis on October 31 or more frequently if we believe indicators of impairment exit. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. We have one reporting unit. We determine the fair value of the reporting unit by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. We only perform the second step of the process if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded. We have not been required to perform this second step of the process since our adoption of SFAS 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Long-lived Assets. We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (1) quoted market prices or (2) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. Our estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made. Due to the recent economic downturn, we tested our long-lived assets for impairment as of December 31, 2008 and determined that they were not impaired.

Litigation and Settlement Costs. We are periodically involved in litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure that these actions or other third party claims against us will be resolved without costly litigation including any potential substantial settlement charges. In addition, the determination of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the opposing party’s intellectual property rights and pay license fees and royalties, which could adversely impact our profitability in future periods, or prevent us from selling certain of our products or to cease in the development of a certain type of technology. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We would record a charge equal to at least the minimum estimated liability for a loss contingency if information available prior to issuance of financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and the loss can be reasonably estimated. Actual liabilities in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

The following table shows the percentage relationships of the listed items from our consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%
Cost of goods sold	50	50	52

Gross profit	50	50	48
Operating expense:
Research and development	26	24	24
Sales and marketing	11	9	9
General and administrative	5	5	5
Amortization of acquired intangible assets	3	2	—
Acquired in-process research and development	—	1	4

Total operating expenses	45	41	42

Income from operations	5	9	6
Interest income, net	2	3	3
Impairment of long-term investments	(3)	(1)	—
Income tax provision	—	(1)	(3)

Net income	4%	10%	6%

Years Ended December 31, 2008 and 2007

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2008
	2008	2007
Networking	$254,379	$219,669	16%
PC OEM	171,405	174,213	(2)%
Consumer	46,612	23,078	102%

Net revenue	$472,396	$416,960	13%

The increase in net revenue in our Networking channel during the year ended December 31, 2008 compared to 2007 resulted primarily from an increase in the volume of chipsets shipped resulting from the further acceptance of our 802.11g and further adoption of our draft 802.11n wireless networking products, particularly with our carrier and retail customers, partially offset by declining average selling prices for our chipsets and a decrease in the volume of 802.11ag chipsets shipped. We believe the effects of the recent economic downturn have also slowed our revenues in the Networking channel significantly, especially in the fourth quarter of 2008.

In our PC OEM channel, net revenue decreased two percent during the year ended December 31, 2008 compared to 2007. While we experienced increased unit demand due to further customer acceptance of our 802.11g and Ethernet chipsets and further adoption of our draft 802.11n solutions, these increases were more than offset by declining average selling prices for our chipsets. We believe the effects of the recent economic downturn have also slowed our revenues in the PC OEM channel significantly, especially in the fourth quarter of 2008.

The increase in revenue in our Consumer channel during the year ended December 31, 2008 compared to 2007 resulted from the further acceptance of our 802.11g mobile wireless networking products in gaming devices and mobile phones and the introduction of our GPS products in December 2007, partially offset by decreased demand for our PAS products.

Gross Profit

	Years Ended December 31,		% Change in 2008
	2008	2007
Gross profit	$235,965	$207,381	14%
% of net revenue	50%	50%

Gross profit as a percentage of revenue remained flat during the year ended December 31, 2008 compared to 2007, primarily due to a 10% decline in product costs related to supply chain efficiencies and changes in product mix, partially offset by average selling price declines of 10%. We expect our gross margin as a percentage of revenue to decline in the first quarter of 2009 compared to the 2008 annual gross margin percentage based on anticipated changes in the product mix and lower average selling prices for existing products.

Research and Development

	Years Ended December 31,		% Change in 2008
	2008	2007
Research and development	$121,565	$100,936	20%
% of net revenue	26%	24%

The increase in research and development expenses of $20.6 million during the year ended December 31, 2008 compared to 2007 was primarily due to additional compensation-related costs of $17.2 million, partially attributable to a 19% increase in the number of employees engaged in research and development activities to support our growth in the comparable periods. The headcount increase was due primarily to an expansion of our research and development personnel in our six design centers and to a lesser extent, the additional headcount added as part of the u-Nav acquisition in December of 2007. Of the increase in compensation-related expenses, $4.0 million was due to an increase in stock-based compensation. Further, there were increases in software expenses of $1.7 million and consulting expenses of $1.5 million resulting from increased chip development efforts for new and existing markets.

We anticipate that research and development expenses will decrease sequentially in the first quarter of 2009 compared to the fourth quarter of 2008.

Sales and Marketing

	Years Ended December 31,		% Change in 2008
	2008	2007
Sales and marketing	$51,154	$38,010	35%
% of net revenue	11%	9%

The increase in sales and marketing expenses of $13.1 million during the year ended December 31, 2008 compared to 2007 was primarily due to additional compensation-related costs of $10.4 million, partly attributable to a 39% increase in the number of employees engaged in sales and marketing activities to support our growth. Of the increase in compensation-related expenses, $3.7 million was due to the increase in stock-based compensation. We anticipate that sales and marketing expenses will remain flat or decrease slightly in the first quarter of 2009 compared to the fourth quarter of 2008.

General and Administrative

	Years Ended December 31,		% Change in 2007
	2008	2007
General and administrative	$25,109	$21,189	19%
% of net revenue	5%	5%

The increase in general and administrative expenses of $3.9 million during the year ended December 31, 2008 compared to 2007 was primarily due to additional compensation-related costs of $3.1 million, primarily attributable to a 23% increase in the number of employees engaged in general and administrative activities to support our growth, which includes a $1.7 million increase in stock-based compensation. We expect that general and administrative expenses will increase sequentially in the first quarter of 2009 compared to the fourth quarter of 2008.

Amortization of Acquired Intangible Assets

	Years Ended December 31,		% Change in 2008
	2008	2007
Amortization of acquired intangible assets	$12,231	$7,402	65%
% of net revenue	3%	2%

Amortization of acquired intangible assets increased by $4.8 million during the year ended December 31, 2008 compared to 2007 as a result of additional acquired intangible assets recorded in the fourth quarter of 2007 from the completion of the u-Nav acquisition and the second close of the Attansic acquisition. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants not-to-compete. We expect that amortization of our acquired intangible assets will remain flat in the first quarter of 2009 compared to the fourth quarter of 2008.

Acquired In-Process Research and Development

	Years Ended December 31,		% Change in 2007
	2008	2007
Acquired in-process research and development	$—	$4,897	(100)%
% of net revenue	—%	1%

The acquired in-process research and development, or IPR&D, charges of $4.9 million for 2007 related to the acquisitions of the remaining 12.3% of the capital stock of Attansic and u-Nav. No IPR&D charges were recognized in 2008. The amounts allocated to IPR&D, were determined through estimates and valuation techniques based on the terms and details of each acquisition. The amounts allocated to IPR&D were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future use existed at the date of acquisition.

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

At December 31, 2008, the single-chip GPS device project associated with our acquisition of u-Nav was approximately 65% complete, with an estimated 0.8 years remaining to complete at an estimated cost of $3.0 million. At December 31, 2008, the Ethernet controller and switch projects associated with our acquisition of Attansic were substantially complete, and actual results were materially consistent with our assumptions at the time of the acquisition. As of December 31, 2008, the mobile communications IC projects associated with our acquisition of ZyDAS were discontinued, however we do not expect discontinuation of the project to have a material impact on our consolidated results of operations or financial condition. The original assumptions consisted of expected completion dates for the IPR&D projects, estimated costs to complete the projects, and revenue and expense projects for the products once they entered the market.

Interest Income, Net

	Years Ended December 31,		% Change in 2008
	2008	2007
Interest income, net	$8,878	$11,516	(23)%
% of net revenue	2%	3%

During the year ended December 31, 2008, interest income decreased compared to 2007 due primarily to significantly decreased yields on our cash, cash equivalents and marketable securities. This yield decline was partially offset by an increase in our cash, cash equivalents and marketable securities, excluding auction-rate securities, of $74.2 million during the year ended December 31, 2008 compared to 2007, resulting primarily from the generation of cash from operations, the exercise of employee stock options and employee stock purchases through our Employee Stock Purchase Plan. This increase was partially offset by outlays for purchases of property and equipment.

Impairment of Long-Term Investments

Our long-term investments consist primarily of auction-rate securities. During 2008 and 2007, we recorded impairment charges of $15.5 million and $2.3 million, respectively, to reduce the carrying value of certain of these auction-rate securities. We have determined that the impairment charges are other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The additional impairment charge in 2008 is due to the continued deterioration in the financial markets that have negatively impacted the liquidity and potential recovery rates for the auction-rate securities we hold. See the discussion at “Liquidity and Capital Resources” in Part II Item 6, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7A, as well as Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Provision for Income Taxes

	Years Ended December 31,		% Change in 2008
	2008	2007
Income tax provision	$422	$4,206	(90)%
% of net revenue	—%	1%

The provision for income taxes was $422,000 for the year ended December 31, 2008 as compared to the provision for income taxes of $4.2 million for the year ended December 31, 2007, which represents approximately 2.2% and 9.5% of pre-tax income for the years ended December 31, 2008 and 2007, respectively.

Our 2008 effective tax rate was lower than the 35.0% statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to the benefit from federal and state research and development tax credits, partially offset by income tax expense from non-deductible stock-based compensation expense and an increase in the valuation allowance recorded against our net deferred tax assets. The effective tax rate for 2007 was lower than the 35.0% statutory rate primarily due to foreign tax rate differences and by an income tax benefit of $3.0 million related to the release of valuation allowance against our deferred tax assets, which consisted of research and development tax credits.

Years Ended December 31, 2007 and 2006

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2007
	2007	2006
Networking	$219,669	$173,990	26%
PC OEM	174,213	87,624	99%
Consumer	23,078	40,077	(42)%

Net revenue	$416,960	$301,691	38%

The increase in net revenue in our Networking channel during the year ended December 31, 2007 compared to 2006 resulted primarily from an increase in the volume of chipsets shipped resulting from the further acceptance of our 802.11g and draft 802.11n wireless networking products, particularly with our carrier and retail customers, partially offset by declining average selling prices for our chipsets.

In our PC OEM channel, net revenue increased during the year ended December 31, 2007 due primarily to an increase in the volume of chipsets shipped resulting from further acceptance of our 802.11g and draft 802.11n wireless networking products and the introduction of our Ethernet products following our acquisition of Attansic in December 2006, partially offset by declining average selling prices for our chipsets.

The decrease in revenue in our Consumer channel during the year ended December 31, 2007 resulted primarily from decreased demand for our PAS products offset partially by increased shipments of our ROCm mobile wireless networking products.

Gross Profit

	Years Ended December 31,		% Change in 2007
	2007	2006
Gross profit	$207,381	$143,773	44%
% of net revenue	50%	48%

Gross profit as a percentage of revenue increased in the year ended December 31, 2007 compared to 2006 primarily as a result of a greater concentration in higher margin products as a percentage of our total product mix, partially offset by a decline in the overall blended selling prices of our products shipped. We were able to offset declines in average selling prices with supply chain efficiencies as the number of chipsets shipped in 2007 approximately doubled.

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

The acquired in-process research and development, or IPR&D, charges for 2007 related to the acquisitions of the remaining 12.3% of the capital stock of Attansic and u-Nav, and charges in 2006 related to the initial acquisition of 87.7% of the capital stock of Attansic and ZyDAS. The amounts allocated to IPR&D, were determined through estimates and valuation techniques based on the terms and details of each acquisition The amounts allocated to IPR&D were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future use existed at the date of acquisition.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach as described above.

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

During the year ended December 31, 2007, we experienced increased interest income compared to the same period in 2006, partly due to a $64.1 million increase in cash, cash equivalents, marketable securities and auction-rate securities, resulting primarily from the generation of cash from operations, the exercise of employee stock options and employee stock purchases through our Employee Stock Purchase Plan. This increase was partly offset by cash outlays for the acquisitions of the remaining 12.3% outstanding shares of Attansic, the u-Nav acquisition and for capital equipment. The effect on interest income of the increased cash, cash equivalents and marketable securities in 2007 was partially offset by decreased yields achieved on our investment portfolio in the year ended 2007 over the same period in 2006.

Impairment of Long-Term Investments

During fiscal 2007, we recorded an impairment charge of $2.3 million to reduce the carrying value of the auction-rate securities we hold. We determined that the impairment charge is other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See the discussion at “Liquidity and Capital Resources” in Part II, Item 6 , “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, as well as Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations, the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Cash, cash equivalents and short-term marketable securities increased from $219.5 million at December 31, 2007 to $293.8 million at December 31, 2008. Our working capital generation is primarily used to fund our operating, investing and financing needs.

Consolidated Cash Flow Data

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by (used in)
Operating Activities	$63,431	$71,529	$49,432
Investing Activities	(143,263)	(21,646)	(46,863)
Financing Activities	20,106	25,990	20,389

Net increase (decrease) in cash and cash equivalents	$(59,726)	$75,873	$22,958

Operating Activities

For the year ended December 31, 2008, cash flow from operations of $63.4 million resulted primarily from our net income of $18.9 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form of depreciation and amortization, stock-based compensation, an impairment of our long-term investments, amortization of acquired intangible assets and taxes. These non-cash charges totaled $63.5 million.

•	We invested $19.0 million in working capital for the year ended December 31, 2008.

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Inventory increased $35.0 million in 2008, primarily as a result of slower than anticipated sales in the fourth quarter of 2008 due to the recent economic downturn. Accounts payable and accrued and other current liabilities increased by $18.4 million in 2008, primarily due to the timing of inventory received, payments to our vendors and an increase in accrued customer incentives.

For the year ended December 31, 2007, cash flow from operations of $71.5 million resulted primarily from our net income of $40.0 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form depreciation and amortization, stock-based compensation, an impairment of our long-term investments, amortization of acquired intangible assets, taxes and a write-off acquired IPR&D. These non-cash charges totaled $43.4 million.

•	We invested $11.9 million in working capital for the year ended December 31, 2007.

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Accounts payable increased $11.9 million, related to increases in inventory and the timing of payments to vendors, partially offset by an increase in accounts receivable of $10.7 million related to increased revenue and the timing of customer payments, an increase in inventory of $7.7 million to support increased demand for our products and a decrease in other accrued liabilities of $4.0 million, primarily related to the timing of customer incentive payments.

For the year ended December 31, 2006, cash flow from operations of $49.4 million resulted primarily from our net income of $18.7 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form of depreciation and amortization, stock-based compensation, amortization of acquired intangible assets, taxes and a write-off acquired IPR&D. These non-cash charges totaled $30.6 million.

•

Our accrued and other current liabilities increased by $18.0 million, primarily related to the timing of customer incentive payments. Accounts receivable increased by $12.5 million related to increased revenue and the timing of customer payments.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2008 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $133.6 million. Net cash used in investing activities during the year ended December 31, 2007 was primarily due to the $23.7 million, net of cash acquired, we paid to acquire the outstanding 12.3% of Attansic common stock and certain assets and liabilities of u-Nav in 2007, partially offset by maturities of marketable securities, net of purchases of $9.8 million. Net cash used in investing activities during the year ended December 31, 2006 was primarily due to the $52.1 million, net of cash acquired, we paid to acquire ZyDAS and the initial 87.7% of the outstanding common stock of Attansic in 2006, partially offset by maturities of marketable securities, net of purchases, of $11.1 million. Our investments are primarily in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, long-term auction-rate securities and other long-term cost-based investments.

We purchased $7.4 million, $9.7 million and $5.2 million of property and equipment in the years ended December 31, 2008, 2007 and 2006, respectively.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2008, 2007, and 2006 consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $18.6 million, $23.1 million and $14.1 million, respectively.

In August 2008, we terminated our existing loan agreement and standby letters of credit with a bank, and entered into a new revolving line of credit facility of up to $10 million with a different bank to fund working capital requirements, or the Facility. The Facility is unsecured and contains certain financial and non-financial covenants. As of December 31, 2008, we were in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (3.25% and 1.44%, respectively, at December 31, 2008); generally, we select such rate at the time of borrowing. Borrowings under the Facility are due August 11, 2009. In August 2008, we issued two new standby letters of credit totaling $1.6 million to secure operating leases for equipment, which reduced the amount available to borrow under the Facility from $10 million to $8.4 million. As of December 31, 2008, the standby letters of credit were reduced to $1.4 million and no balances were outstanding against the Facility.

Long-term investments primarily consist of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of December 31, 2008, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $15.0 million. To date we have recorded $17.7 million as other-than-temporary impairments. Each of these securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. We have re-classified these auction-rate securities as long-term available-for-sale securities as of September 30, 2007. We believe we have the ability to hold these securities for longer than a period of twelve months. In November 2008, the insurance companies sponsoring two of the auction-rate securities we hold exercised their put rights and have exchanged preferred stock for all the underlying assets collateralizing these securities. These insurance companies ceased paying dividends on the preferred stock in December 2008.

As a result of the recent economic down-turn, we expect to experience modest increases in our operating expenses in absolute dollars, in research, and development, sales and marketing and general and administrative expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses as well as planned capital expenditures will constitute a material use of our cash resources.

We believe that research and development is essential to expanding our core technologies and product offerings. Our research and development expenses were $121.6 million, $100.9 million and $71.1 million in 2008, 2007 and 2006, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and cash equivalents and short-term marketable securities.

We believe that our existing cash and cash equivalents and amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and potential future acquisitions. In August 2006, we acquired ZyDAS for an aggregate of approximately $26.0 million in cash and stock at closing and agreed to pay additional consideration upon attaining certain defined milestones. These milestones were met as of December 31, 2007 and the respective payments have been made and have been recorded as compensation expense. In December 2006, we acquired 87.7% of the outstanding shares of Attansic for $62.4 million consisting of $37.6 million in cash and $24.8 million in our common stock. In November 2007, we acquired the remaining 12.3% of the outstanding shares of Attansic for approximately $8.8 million in cash. In December 2007, we acquired certain assets of u-Nav for approximately $54.1 million in cash, stock and assumed liabilities. We may enter into arrangements in the future with respect to potential investments in, acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined in SEC regulations. The following summarizes our contractual obligations at December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
	Less Than 1 Year	1-3 Years	After 3 Years	Total
Contractual obligations
Operating leases	$4.3	$2.8	$0.2	$7.3
Commitments under licensing agreements	6.4	6.0	0.4	12.8
Purchase of goods and services	148.3	—	—	148.3

Total	$159.0	$8.8	$0.6	$168.4

We have excluded $26.2 million in FIN 48 liabilities and $21.7 million of non-current deferred tax liabilities from the contractual obligations table because we cannot make a reasonably reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 13 to the Consolidated Financial Statements in Item 8 of this Form10-K for a discussion of income taxes.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe SFAS 141R may have a material impact on our consolidated financial statements when effective, depending on the size and nature of any future business combinations that we may enter into, and any future adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to the effective date.

Effective January 1, 2008, we adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and financial liabilities only. We will adopt the provisions of SFAS 157 for non-financial assets and non-financial liabilities during the first quarter of 2009, however we are still evaluating the impact, if any, it will have on our consolidated results of operations or financial condition. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

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

In the year ended December 31, 2008 there was no material impact from the adoption of SFAS 157 on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we have adopted the provisions of FSP 157-3 in its financial statements for the year ended December 31, 2008. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under SFAS 159.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of December 31, 2008, our investments were in money market funds, commercial paper, corporate notes, corporate bonds, U.S. government securities and auction-rate securities. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. Our long-term investments primarily consist of auction-rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments primarily consist of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of December 31, 2008, we held auction-rate securities with a par value of $32.7 million and an estimated fair value of $15.0 million. To date we have recorded $17.7 million in losses as other-than-temporary impairments. Each of these securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank who organized the auctions for these securities filed for bankruptcy during the quarter ended September 30, 2008, and since such time, no auctions have occurred. We do not know if or when future auctions will be held. In November 2008, the insurance companies sponsoring two of the auction-rate securities we hold exercised their put rights and have exchanged preferred stock for all the underlying assets collateralizing these securities. These insurance companies ceased paying dividends on the preferred stock in December 2008. We will not be able to liquidate any of our remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process, or the notes are redeemed. Since September 30, 2007, we have re-classified these auction-rate securities as long-term available-for-sale securities and have maintained this classification. We believe we have the ability to hold these securities for longer than a period of 12 months.

The following table presents the amounts of cash equivalents and marketable securities (in thousands, except percentages) that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2008. Our variable rate securities consist of money market funds and auction-rate securities.

	Maturing in Three Months or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
Fixed Rate	$35,373	$73,849	$89,504	$198,726
Weighted Average Interest Rate	2.30%	2.82%	3.16%	2.88%
Variable Rate	$83,660	$—	$14,963	$98,623
Weighted Average Interest Rate	1.00%	—%	4.36%	1.51%

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. In August 2008, we terminated our existing loan agreement and standby letters of credit with a bank, and entered into a new revolving line of credit facility of up to $10 million with a different bank to fund working capital requirements, or the Facility. The Facility is unsecured and contains certain financial and non-financial covenants. As of December 31, 2008, we were in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (3.25% and 1.44%, respectively, at December 31, 2008); generally, we select such rate at the time of borrowing. Borrowings under the Facility are due August 11, 2009. In August 2008, we issued two new standby letters of credit totaling $1.6 million to secure operating leases for equipment, which reduced the amount available to borrow under the Facility from $10 million to $8.4 million. As of December 31, 2008, the standby letters of credit were reduced to $1.4 million and no balances were outstanding against the Facility. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

Currently, our direct exposure to foreign exchange rate fluctuations for revenues and cost of goods sold is not material. Our sales agreements generally provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. Similarly, the majority of our purchases related to cost of goods sold are denominated and paid in United States dollars and, therefore, are not subject to exchange rate fluctuations. The risk associated with fluctuating currency exchange rates is generally limited to our operating expenses and capital expenditures denominated in currencies other than the United States’ dollar as approximately 50% of our employees are located outside of the United States. We believe that a 10% change in currency exchange rates may have a significant impact on the fair value of our operating expenses or capital expenditures. Increases or decreases in the value of the United States’ dollar relative to other currencies could make our products more or less expensive, which could have an impact on our business. Future fluctuations in currency exchange rates could have a material impact on our business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Our external control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent public accounting firm, as stated in the report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited the internal control over financial reporting of Atheros Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

February 13, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors—Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders to be held on May 21, 2009 (the “2009 Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference.

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Marshall Mohr (Chairperson), Daniel Artusi and Christine King. All of such members meet the independence standards established by the NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that Marshall Mohr qualifies as an “audit committee financial expert” within the meaning of such regulations.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement.

The following chart sets forth certain information as of December 31, 2008, with respect to our equity compensation plans, specifically our 1998 Stock Incentive Plan, or the 1998 Plan, 2004 Stock Incentive Plan, or the 2004 Plan, 2004 Employee Stock Purchase Plan, or the ESPP, and certain options previously granted by Attansic Technology Corporation and assumed by us in connection with the acquisition of Attansic. Each of the 1998 Plan, the 2004 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	10,970,205	$17.23	2,964,301
Equity compensation plans not approved by security holders	7,762	$5.59	None

Total	10,977,967	$17.22	2,964,301

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

The information required by Item 13 is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Party Transactions” and “Election of Directors—Committees of the Board of Directors” in our 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies” in our 2009 Proxy Statement.

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

Form of Employment Agreement

Form of Confidentiality and Invention Assignment Agreement

Form of Bill of Sale

Form of Assignment and Assumption Agreement

Form of Release

Form of Patent Assignment

Form of Trademark Assignment

Form of Copyright Assignment

Form of Assignment of Purchase Agreement

	Schedule 1.1(c)(i) Schedule 1.1(c)(ii) Schedule 1.1(c)(iii) Schedule 1.1(c)(v) Schedule 1.1(c)(vi) Schedule 9.2	Receivables Inventory Tangible Assets Contracts Domain Names Allocation

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

Exhibit Number	Description

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.4(1)	Amendment dated October 22, 2008, to 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

10.5(1)	Form of stock option agreement under 2004 Stock Incentive Plan.

10.6(1)	Form of restricted stock award agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.7(1)	Form of restricted stock unit agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.8(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated herein by reference).

10.9	Lease Agreement dated as of April 8, 2005, between Registrant and Prentiss Properties Acquisition Partners, L.P., (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2005, and incorporated herein by reference).

10.10	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.12(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Craig Barratt.

10.13(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.14(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Jack Lazar.

10.15(1)	Offer Letter, dated May 14, 2007, by and between the Registrant and Ben Naskar (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.16(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Ben Naskar.

10.17(1)	Offer Letter, dated December 29, 2005, by and between the Registrant and Gary Szilagyi (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.18(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Gary Szilagyi.

Exhibit Number	Description

10.19(1)	Exempt Employee Letter Agreement, dated September 13, 2000, by and between the Registrant and Adam Tachner.

10.20(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Adam Tachner.

10.21(1)	Amended and Restated Exempt Employee Letter Agreement, dated May 8, 2001 by and between the Registrant and Hing Chu.

10.22(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Hing Chu.

10.23(1)	Exempt Employee Letter Agreement, dated January 3, 2000, by and between the Registrant and David Torre.

10.24(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and David Torre.

10.25(1)	Summary of 2009 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 6, 2009 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 6, 2009, and incorporated herein by reference).

10.26(1)	Summary of 2008 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 6, 2008 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 12, 2008, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 59).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.

(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

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

Date: February 13, 2009

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

Signature	Title	Date

/S/ JOHN L. HENNESSY John L. Hennessy	Chairman of the Board of Directors	February 13, 2009

/S/ CRAIG H. BARRATT Craig H. Barratt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 13, 2009

/S/ JACK R. LAZAR Jack R. Lazar	Vice President of Corporate Development, Chief Financial Officer and Secretary (Principal Financial Officer)	February 13, 2009

/S/ DAVID D. TORRE David D. Torre	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2009

/S/ DANIEL A. ARTUSI Daniel A. Artusi	Director	February 13, 2009

/S/ CHRISTINE KING Christine King	Director	February 13, 2009

/S/ TERESA H. MENG Teresa H. Meng	Director	February 13, 2009

/S/ MARSHALL L. MOHR Marshall L. Mohr	Director	February 13, 2009

/S/ ANDREW S. RAPPAPORT Andrew S. Rappaport	Director	February 13, 2009

/S/ WILLY C. SHIH Willy C. Shih	Director	February 13, 2009

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

Form of Employment Agreement

Form of Confidentiality and Invention Assignment Agreement

Form of Bill of Sale

Form of Assignment and Assumption Agreement

Form of Release

Form of Patent Assignment

Form of Trademark Assignment

Form of Copyright Assignment

Form of Assignment of Purchase Agreement

	Schedule 1.1(c)(i) Schedule 1.1(c)(ii) Schedule 1.1(c)(iii) Schedule 1.1(c)(v) Schedule 1.1(c)(vi) Schedule 9.2	Receivables Inventory Tangible Assets Contracts Domain Names Allocation

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.4(1)	Amendment dated October 22, 2008, to 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

10.5(1)	Form of stock option agreement under 2004 Stock Incentive Plan.

Exhibit Number	Description

10.6(1)	Form of restricted stock award agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.7(1)	Form of restricted stock unit agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.8(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated herein by reference).

10.9	Lease Agreement dated as of April 8, 2005, between Registrant and Prentiss Properties Acquisition Partners, L.P., (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2005, and incorporated herein by reference).

10.10	Warrant to Purchase Shares of Preferred Stock of Atheros Communications, Inc. dated September 6, 2001 by and between the Registrant and GATX Ventures, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.11(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.12(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Craig Barratt.

10.13(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.14(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Jack Lazar.

10.15(1)	Offer Letter, dated May 14, 2007, by and between the Registrant and Ben Naskar (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.16(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Ben Naskar.

10.17(1)	Offer Letter, dated December 29, 2005, by and between the Registrant and Gary Szilagyi (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.18(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Gary Szilagyi.

10.19(1)	Exempt Employee Letter Agreement, dated September 13, 2000, by and between the Registrant and Adam Tachner.

10.20(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Adam Tachner.

10.21(1)	Amended and Restated Exempt Employee Letter Agreement, dated May 8, 2001 by and between the Registrant and Hing Chu.

10.22(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Hing Chu.

10.23(1)	Exempt Employee Letter Agreement, dated January 3, 2000, by and between the Registrant and David Torre.

10.24(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and David Torre.

Exhibit Number	Description

10.25(1)	Summary of 2009 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 6, 2009 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 6, 2009, and incorporated herein by reference).

10.26(1)	Summary of 2008 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 6, 2008 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 12, 2008, and incorporated herein by reference).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 59).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Indicates management contract or compensatory plan or arrangement.

(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

ATHEROS COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Atheros Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
February 13, 2009

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$114,530	$174,256
Short-term marketable securities	179,228	45,288
Accounts receivable, net	58,385	58,002
Inventory	69,813	35,497
Prepaid expenses, deferred income taxes and other current assets	15,889	16,084

Total current assets	437,845	329,127
Property and equipment, net	14,789	13,492
Long-term investments	16,963	30,453
Goodwill	101,687	100,899
Acquired intangible assets, net	23,305	35,226
Deferred income taxes and other assets	21,119	12,940

Total assets	$615,708	$522,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,511	$29,576
Accrued and other current liabilities	65,490	47,268

Total current liabilities	96,001	76,844

Deferred income taxes and other long-term liabilities	48,229	43,836
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0005 par value, 200,000,000 shares authorized; 60,793,902 and 58,728,116 shares issued and outstanding at December 31, 2008 and 2007, respectively	451,066	400,034
Accumulated other comprehensive income	302	185
Retained earnings	20,110	1,238

Total stockholders’ equity	471,478	401,457

Total liabilities and stockholders’ equity	$615,708	$522,137

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Years Ended December 31,
	2008	2007	2006
Net revenue	$472,396	$416,960	$301,691
Cost of goods sold	236,431	209,579	157,918

Gross profit	235,965	207,381	143,773

Operating expenses:
Research and development	121,565	100,936	71,084
Sales and marketing	51,154	38,010	27,189
General and administrative	25,109	21,189	15,315
Amortization of acquired intangible assets	12,231	7,402	1,484
Acquired in-process research and development	—	4,897	10,836

Total operating expenses	210,059	172,434	125,908

Income from operations	25,906	34,947	17,865
Interest income, net	8,878	11,516	8,659
Impairment of long-term investments	(15,490)	(2,277)	—

Income before income taxes	19,294	44,186	26,524
Income tax provision	(422)	(4,206)	(7,846)

Net income	$18,872	$39,980	$18,678

Basic net income per share	$0.32	$0.71	$0.36

Shares used in computing basic net income per share	59,804	55,917	51,760

Diluted net income per share	$0.30	$0.67	$0.34

Shares used in computing diluted net income per share	62,070	59,330	55,494

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

In thousands, except share amounts

	Common Stock		Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCES, January 1, 2006	49,794,201	$255,469	$(935)	$(489)	$(57,079)	$196,966
Components of comprehensive income:
Net income					18,678	18,678
Other comprehensive income				408		408

Total comprehensive income						19,086
Exercise of stock options and issuance of restricted stock	2,720,836	10,233				10,233
Issuance of common stock in connection with acquisitions	1,398,440	32,113				32,113
Issuance of common stock pursuant to employee stock purchase plan	390,700	3,855				3,855
Stock-based compensation, net of cancellations		11,536	779			12,315
Tax benefit on employee stock transactions		6,374				6,374

BALANCES, December 31, 2006	54,304,177	319,580	(156)	(81)	(38,401)	280,942
Components of comprehensive income:
Net income					39,980	39,980
Other comprehensive income				266		266

Total comprehensive income						40,246
Cumulative effect of adoption of FIN 48		(5,777)			(341)	(6,118)
Exercise of stock options and issuance of restricted stock	2,869,220	17,290				17,290
Issuance of common stock in connection with acquisitions	1,280,000	38,630				38,630
Issuance of common stock pursuant to employee stock purchase plan	274,719	5,767				5,767
Stock-based compensation, net of cancellations		21,068	146			21,214
Tax benefit on employee stock transactions		3,486				3,486

BALANCES, December 31, 2007	58,728,116	400,044	(10)	185	1,238	401,457
Components of comprehensive income:
Net income					18,872	18,872
Other comprehensive income				117		117

Total comprehensive income						18,989
Exercise of stock options and issuance of restricted stock	1,700,607	11,649				11,649
Issuance of common stock pursuant to employee stock purchase plan	365,179	6,912				6,912
Stock-based compensation, net of cancellations		30,636	10			30,646
Tax benefit on employee stock transactions		1,825				1,825

BALANCES, December 31, 2008	60,793,902	$451,066	$—	$302	$20,110	$471,478

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,872	$39,980	$18,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,543	5,362	3,289
Stock-based compensation	30,446	21,214	12,315
Impairment of long-term investments	15,490	2,277	—
Amortization and write-off of acquired intangible assets, acquired in-process research and development and other	12,803	12,483	13,578
Deferred income taxes	(2,028)	1,560	1,391
Tax benefit from employee stock-based awards	1,825	3,486	6,374
Excess tax benefit from employee stock-based awards	(1,545)	(2,933)	(6,301)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(366)	(10,740)	(12,524)
Inventory	(35,045)	(7,699)	(1,353)
Prepaid expenses and other current assets	(1,882)	(1,708)	(1,490)
Accounts payable	605	11,859	(961)
Deferred revenue	(58)	401	(1,530)
Accrued and other current liabilities	17,771	(4,013)	17,966

Net cash provided by operating activities	63,431	71,529	49,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(505)	(23,676)	(52,075)
Purchase of property and equipment, net	(7,389)	(9,710)	(5,217)
Purchase of marketable securities	(194,600)	(123,597)	(80,782)
Maturities of marketable securities	60,997	133,368	91,887
Other assets	(2,466)	(331)	(676)
Proceeds from disposal of assets held for sale from acquisition	700	2,300	—

Net cash used in investing activities	(143,263)	(21,646)	(46,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	18,561	23,057	14,088
Excess tax benefit from employee stock-based awards	1,545	2,933	6,301

Net cash provided by financing activities	20,106	25,990	20,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,726)	75,873	22,958
CASH AND CASH EQUIVALENTS, Beginning of year	174,256	98,383	75,425

CASH AND CASH EQUIVALENTS, End of year	$114,530	$174,256	$98,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unpaid property and equipment additions	$1,062	$611	$570

Cash paid for income taxes	$1,403	$259	$281

Common stock issued in connection with acquisitions	$—	$38,630	$32,013

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

Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, changes in any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: a downturn in the overall semiconductor industry or communications semiconductor market; regulatory changes; fundamental changes in the technology underlying telecommunications products or incorporated in customers’ products; market acceptance of the Company’s products under development; development of sales channels; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and new product introductions by competitors.

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, auction-rate securities, accounts receivable and accounts payable. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

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

The Company reviews its investments for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” and Financial Accounting Standards Board (“FASB”) Staff Position SFAS 115-1 and 124- 1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if the impairment is “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and the Company concludes it has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce the Company’s net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An other-than-temporary impairment charge is recorded to the Statement of Operations to the extent the Company determines there is a loss in fair value that is other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses were other-than-temporary, including but not limited to: i) the length of time each security was in an unrealized loss position, ii) the extent to which fair value was less than cost, iii) the financial condition and near term prospects of the issuer or insurer and, iv) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

Inventory—Inventory cost is recorded at the lower of market value or standard cost basis (which approximates actual cost on a first-in, first-out basis).

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives as follows: furniture and fixtures—five years; test equipment, computer software and hardware—three to six years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the initial lease term or the estimated useful lives of the related assets.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) goodwill is measured and tested on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit, the fair value of which is determined to equal the market capitalization of the Company as determined through quoted market prices, adjusted for a reasonable control premium. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. The Company has not been required to perform this second step of the process since its adoption of SFAS 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Long-Lived Assets— The Company accounts for long-lived assets, including other purchased intangible assets acquired in business combinations, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets. The Company’s estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made. Due to the recent downturn in the macroeconomic environment, the Company tested its long-lived assets for impairment as of December 31, 2008 and determined they were not impaired.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position, as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the Company’s operating results.

Revenue Recognition—The Company derives revenue primarily from the sale of its wired and wireless chipsets. In addition, the Company generates revenues from arrangements to license its software and arrangements to provide services. Revenues from software licenses and services represented less than 10% of total revenues for all periods presented. The

Company recognizes revenue in accordance with SEC Staff Accounting Bulletin, (“SAB”), Revenue Recognition, (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for the products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

The Company provides customer incentives to some of its direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which the Company ships product to customers in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between the Company and its customers. Estimating incentive amounts requires that the Company make estimates regarding the percentage of committed incentives that will be submitted by its customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual claims submitted by the customers differ significantly from the original estimates.

The Company defers recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products.

Product Warranty—The Company generally provides a warranty on its products for a period of one year, however it may be longer for certain customers. Accordingly, the Company provides for the warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the obligation for warranty costs during the years ended December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
Beginning balance	$2,638	$1,258
Additions related to current period sales and acquisitions	1,786	4,078
Warranty costs incurred in the current period	(1,125)	(1,314)
Adjustments to accruals related to prior period sales	(1,866)	(1,384)

Ending balance	$1,433	$2,638

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective application method. Accordingly, results from prior periods have not been restated. Under the modified prospective transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company recorded compensation expense following the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation costs for all stock-based compensation awards granted after December 31, 2005 on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four to five years.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures (“SFAS 148”). The Company amortized deferred stock-based compensation using the graded vesting method over the vesting periods of the stock options, generally four to five years. The graded vesting method provided for vesting of the overall awards at interim dates and resulted in accelerated expense recognition compared to the straight-line method.

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

Comprehensive Income—Comprehensive income is comprised of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity, but are excluded from net income. Statements of comprehensive income for the years ended December 31, 2008, 2007 and 2006 have been included within the consolidated statements of stockholders’ equity. Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets primarily consists of the unrealized gain (loss) on marketable securities.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, auction-rate securities and trade receivables. Risks associated with cash and cash equivalents and short-term marketable securities are mitigated by banking with and purchasing money market funds, commercial paper, corporate notes and corporate bonds from creditworthy institutions and U.S. government agencies notes and bonds in accordance with our investment policy. Risks associated with long-term investments are discussed in Note 6. The Company sells its products primarily to companies in the technology industry and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company increased the allowance for doubtful accounts by $9,000, $122,000 and $22,000 in the years ended December 31, 2008, 2007 and 2006, respectively. Receivables written off against the allowance were not material during the years ended December 31, 2008, 2007 and 2006, respectively. The allowance for doubtful accounts at December 31, 2008, 2007 and 2006 was $874,000, $879,000 and $700,000, respectively.

Recently Issued Accounting Standards— In December 2007 the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes SFAS 141R may have a material impact on the Company’s consolidated financial statements when effective, depending on the size and nature of any future business combinations that the Company may enter into, and any future adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to the effective date.

Effective January 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and financial liabilities only. The Company will adopt the provisions of SFAS 157 for non-financial assets and non-financial liabilities during the first quarter of 2009, however the Company is still evaluating the impact, if any, this will have on its consolidated results of operations or financial condition. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

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

In the year ended December 31, 2008 there was no material impact from the adoption of SFAS 157 on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company has adopted the provisions of FSP 157-3 in its financial statements for the year ended December 31, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Purchase price

Under the terms of the purchase agreement, the Company paid an aggregate of $15,103,000 in cash and issued 1,280,000 shares of the Company’s common stock, valued at approximately $38,630,000 to u-Nav upon closing. In addition, the Company issued 150,000 restricted shares of the Company’s common stock to certain key employees of u-Nav valued at approximately $3,798,000 as of their grant date. This amount will be recognized as compensation expense over the vesting period. The restricted shares vest annually over a four year period based on certain service commitments. A portion of the consideration payable to u-Nav has been placed into escrow pursuant to the terms of the asset purchase agreement. The total purchase price of u-Nav was $54,149,000, including $416,000 of transaction costs.

The value of the Company’s common stock issued was determined based on the average price over a 5-day period including the two days before and after December 13, 2007 (the announcement date), or $30.18 per share. The value of the Company’s restricted shares was $25.32 per share and was determined as of the closing price of the Company’s common stock on February 6, 2008 the grant date of the restricted shares.

Allocation of purchase price

The Company accounted for the acquisition as a purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$1,162
Amortizable intangible assets:
Developed technology	11,600
Customer relationships	5,200
Backlog	150
In–process research and development	3,200
Goodwill	32,837

Total purchase price allocation	$54,149

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

At the date of acquisition, the Company immediately expensed $3,200,000, representing purchased in-process research and development related to a development project that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to its present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for the project were based on estimates of revenues and operating profit (losses) related to the project. This project is expected to be commercially viable in 2009 with $3,000,000 of estimated expenditures to complete.

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

Purchase price

Under the terms of the purchase agreement, the Company agreed to pay an aggregate of $46,169,000 in cash and issue 1,111,753 shares of the Company’s common stock in exchange for 100% of the shares of Attansic. Upon the initial closing on December 18, 2006, the Company paid in cash $37,378,000 and issued 1,111,753 shares of the Company’s common stock, valued at approximately $24,563,000 to the Attansic shareholder in exchange for 87.7% of the outstanding shares of Attansic. On November 13, 2007, the Company acquired the remaining 12.3% of the outstanding shares of Attansic for $8,743,000 in cash.

In addition, the Company issued to Attansic employees on December 20, 2006, options to purchase 17,063 shares of the Company’s common stock and 4,356 restricted stock units of the Company’s common stock with an aggregate value of approximately $370,000, in exchange for their unvested options and warrants to purchase shares of Attansic. The Company recorded $194,000 of the value of the stock options and restricted stock units as part of the purchase price, and will recognize $176,000 as compensation expense over a period ranging from one to twenty-two months, subject to adjustment based on actual forfeiture. Additionally, on December 20, 2006, the Company issued 457,400 restricted stock units of the Company’s common stock to employees of Attansic valued at $9,834,000, subject to adjustment based on actual forfeiture, and will recognize this amount as compensation expense over a period ranging from two to four years. The total purchase price of Attansic was $71,190,000, including $312,000 of transaction costs.

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

Allocation of purchase price

The Company accounted for the acquisition as a purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on each of the step acquisition date. The Company’s allocation of the total purchase price for both closings is summarized below (in thousands):

Net assets acquired	$6,933
Deferred tax liabilities	(21,996)
Amortizable intangible assets:
Developed technology	17,861
Customer relationships	1,712
Covenant not-to-compete	926
Backlog	62
In–process research and development	12,133
Goodwill	53,559

Total purchase price allocation	$71,190

At the dates of acquisitions of the 87.7% and 12.3% of outstanding shares of Attansic, the Company immediately expensed $10,436,000 and $1,697,000, respectively, representing purchased in-process research and development related to development projects that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for the projects were based on estimates of revenues and operating profit (losses) related to such projects. The projects acquired in 2006 and 2007 became commercially viable in 2007 and 2008.

As of December 31, 2006, the Company classified $2,769,000 of Attansic assets as being available for sale and included them in the prepaid expenses, deferred income taxes and other current assets section of the balance sheet. These assets were sold for no material gain or loss in January 2007.

The acquisition enabled the Company to provide a complete suite of cost-optimized, high-performance wireless and Ethernet technologies to its networking and PC OEM customers. The synergies between Attansic and the Company’s products increased the Attansic’s already established position with motherboard manufacturers and represented an opportunity to penetrate an industry in which the Company did not already have a presence. Additionally, the Ethernet technology was used to develop stand-alone Fast and Gigabit switch products which are sold in conjunction with the Company’s wireless networking chips and the Company has integrated portions of the Ethernet technology directly into its wireless networking chips. Attansic’s strong engineering team, market presence and location provided significant operating expense synergies through the integration of efforts. The combination of these factors was the basis for the recognition of goodwill.

ZyDAS Technology Corporation

On August 8, 2006, the Company acquired ZyDAS Technology Corporation (“ZyDAS”), a privately held Taiwan-based fabless IC design company, specializing in high performance WLAN semiconductor and software solutions.

Purchase price

Under the terms of the purchase agreement, the Company paid an aggregate of $17,000,000 in cash and issued 250,000 shares of the Company’s common stock, valued at approximately $6,658,000 to ZyDAS shareholders upon closing. In addition, the Company issued 36,687 restricted shares of the Company’s common stock valued at approximately $599,000, and committed to pay $1,858,000 in cash to ZyDAS employees. The committed cash is payable and the restricted shares vest seven years from the closing date. However, upon continued employment, the payment of committed cash and the vesting of the restricted shares accelerates. As such, the Company recorded the value of the restricted shares and the net present value of $1,033,000 of the cash commitment as part of the purchase price, and will recognize $825,000 as compensation expense over a two year period. In 2007, additional consideration of $1,460,000 was paid to the stockholders of ZyDAS based on certain defined milestones which were achieved by August 8, 2007. The total purchase price of ZyDAS was $27,560,000, including $688,000 of transaction costs.

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

The Company accounted for the acquisition as a purchase transaction, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the purchase price is summarized below (in thousands):

Net assets acquired	$5,269
Amortizable intangible assets:
Developed technology	5,500
Customer relationships	600
Covenant not-to-compete	400
Backlog	100
In–process research and development	400
Goodwill	15,291

Total purchase price allocation	$27,560

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

The results of operations of ZyDAS, Attansic and u-Nav have been included in the Company’s consolidated statements of operations since the completion of the ZyDAS acquisition on August 8, 2006, the close of the initial acquisition of the 87.7% outstanding shares of Attansic on December 18, 2006 and the completion of the u-Nav acquisition on December 14, 2007, respectively. The following table reflects the unaudited pro forma consolidated results of operations had the ZyDAS, Attansic and u-Nav acquisitions taken place at the beginning of 2006 and the unaudited pro forma consolidated results of operations had the u-Nav acquisition taken place at the beginning of 2007 (in thousands, except per share data):

	Year ended December 31,
	2007	2006
Net revenue	$425,286	$323,008
Net income (loss)	$24,965	$(21,447)
Income (loss) per basic share	$0.44	$(0.39)
Income (loss) per diluted share	$0.41	$(0.39)

3. Financial Instruments

As of December 31, 2008, the Company does not have liabilities that are measured at fair value on a recurring basis.

In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of December 31, 2008 (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Money market funds	$83,660	$83,660	$—	$—
U.S. government debt securities	88,292	88,292	—	—
Corporate bonds	61,508	—	61,508	—
Corporate notes	29,429	—	29,429	—
Commercial paper	19,497	—	19,497	—
Auction-rate securities	14,963	—	—	14,963

Total	$297,349	$171,952	$110,434	$14,963

The Company’s Level 3 assets consist of long-term auction-rate securities for which the Company uses a discounted cash flow model to value these investments (see Note 6).

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008 (in thousands):

Auction-Rate Securities Year Ended December 31, 2008
Balance, January 1, 2008	$30,453
Total losses - realized/unrealized
Included in earnings	(15,490)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, December 31, 2008	$14,963

Total losses for the period included in earnings relating to assets still held at December 31, 2008	$(15,490)

Short-term marketable securities consist of (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$83,660	$—	$—	$83,660
U.S. government securities	87,030	1,262	—	88,292
Corporate bonds	61,933	88	(513)	61,508
Corporate notes	29,449	59	(79)	29,429
Commercial paper	19,487	10	—	19,497

Total	281,559	1,419	(592)	282,386
Less: Amounts included in cash and cash equivalents	(103,148)	(10)	—	(103,158)

	$178,411	$1,409	$(592)	$179,228

	December 31, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$41,306	$—	$—	$41,306
U.S. government securities	122,219	64	—	122,283
Corporate bonds	10,224	73	(1)	10,296
Corporate notes	16,423	64	(15)	16,472
Commercial paper	4,981	—	—	4,981

Total	195,153	201	(16)	195,338
Less: Amounts included in cash and cash equivalents	(150,012)	(38)	—	(150,050)

	$45,141	$163	$(16)	$45,288

The contractual maturities of available-for-sale debt securities at December 31, 2008 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,552	$39,680
Due between one and two years	138,859	139,548

	$178,411	$179,228

4. Inventory

Inventory consists of (in thousands):

	December 31,
	2008	2007
Finished goods	$31,061	$16,092
Work in process	28,238	12,741
Raw materials	10,514	6,664

Total	$69,813	$35,497

5. Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2008	2007
Machinery and equipment	$21,503	$16,825
Software	5,518	3,476
Furniture and fixtures	1,294	1,004
Leasehold improvements	3,753	3,588

	32,068	24,893
Accumulated depreciation and amortization	(17,279)	(11,401)

Property and equipment, net	$14,789	$13,492

Included in property and equipment in 2007, was $2,235,000 of software and related software costs and $113,000 of machinery and equipment related to the implementation of the Company’s new enterprise resource planning system in 2007. The company capitalized an additional $1,093,000 of software and related software costs during 2008 related to the implementation of the enterprise resource planning system.

6. Long-term Investments

Long-term investments consist of (in thousands):

	December 31, 2008	December 31, 2007
Auction-rate securities	$14,963	$30,453
Other long-term investments	2,000	—

Total	$16,963	$30,453

Long-term investments consist primarily of auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. A portion of these securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities have been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of December 31, 2008, the Company held auction-rate securities with a par value of $32,730,000. Each of these securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process, or the notes are redeemed.

Historically, the fair value of the auction-rate securities held by the Company approximated par value due to the 28 day resets. In November 2008, the insurance companies sponsoring two of the auction-rate securities held by the Company exercised their put rights and have exchanged preferred stock for all the underlying assets collateralizing these securities. These insurance companies ceased paying dividends on the preferred stock in December 2008. The remaining securities continue to earn and receive interest at the maximum contractual rate which averaged 4.71% during 2008. Because each of these securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, the Company has used a discounted cash flow model to estimate the fair value of the auction-rate securities. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. In the years ended December 31, 2008 and 2007, the Company determined that the value of these securities had been impaired and accordingly, recorded other-than-temporary impairment charges of $15,490,000 and $2,277,000, respectively, to reduce these securities to their estimated fair value. These impairment charges have reduced the fair value of the securities to $14,963,000 and $30,453,000 as of December 31, 2008 and 2007, respectively.

7. Goodwill and Acquired Intangible Assets

The balance of goodwill was $101,687,000 and $100,899,000 at December 31, 2008 and 2007, respectively. Goodwill of $788,000 was added during the year ended December 31, 2008, relating to the acquisitions of u-Nav Microelectronics Corporation and Attansic Technology Corporation.

The Company performed an annual impairment assessment of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142 in October 2008. In accordance with SFAS 142, the Company compared the carrying value of its single reporting unit against the value recorded and determined the goodwill balance was not impaired.

The carrying amounts of the acquired intangible assets as of December 31, 2008 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$35,061	$(17,062)	$17,999	1.8
Customer relationships	7,512	(2,658)	4,854	3.3
Covenant not-to-compete	1,327	(875)	452	1.9
Backlog	522	(522)	—	—

Total acquired intangible assets	$44,422	$(21,117)	$23,305	2.0

The carrying amounts of the acquired intangible assets as of December 31, 2007 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$34,961	$(7,231)	$27,730	2.8
Customer relationships	7,512	(1,001)	6,511	3.7
Covenant not-to-compete	1,327	(523)	804	1.9
Backlog	312	(131)	181	0.3

Total acquired intangible assets	$44,112	$(8,886)	$35,226	2.8

The following table presents future amortization of the Company’s intangible assets. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Amortization
2009	$10,726
2010	8,435
2011	2,447
2012	867
2013	830

Total amortization	$23,305

8. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 31,
	2007	2007
Accrued customer incentives	$37,842	$14,027
Accrued compensation and benefits	12,908	14,423
Other liabilities	14,740	18,818

Total	$65,490	$47,268

9. Line of Credit Facility

In August 2008, the Company terminated its existing loan agreement and standby letters of credit with a bank, and entered into a new revolving line of credit facility of up to $10,000,000 with a different bank to fund working capital requirements (“the Facility”). The Facility is unsecured and contains certain financial and non-financial covenants. As of December 31, 2008, the Company was in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (3.25% and 1.44%, respectively, at December 31, 2008); such rate is generally selected by the Company at the time of borrowing. Borrowings under the Facility are due August 11, 2009. In August 2008, the Company issued two new standby letters of credit totaling $1,642,000 to secure operating leases for equipment, which reduced the amount available to borrow under the Facility from $10,000,000 to $8,358,000. As of December 31, 2008, the standby letters of credit were reduced to $1,391,000 and no balances were outstanding against the Facility.

10. Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating lease agreements. The lease for the Company’s principal facility commenced in July 2005 and expires in July 2010. The Company has the option to extend the lease beyond the initial term for two periods of three years each. Consolidated rent expense was $4,274,000, $3,140,000, and $1,770,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Licensing Agreements

The Company has entered into several licensing agreements which allow it to use certain software or intellectual property for specified periods of time. Research and development expense associated with these licensing agreements was $10,829,000, $8,157,000 and $6,041,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, future minimum annual payments under operating leases and licensing agreements are as follows (in thousands):

	Operating Leases	Licensing Agreements
2009	$4,296	$6,386
2010	2,382	4,734
2011	407	1,322
2012	212	400

Total minimum lease payments	$7,297	$12,842

Contingencies

The Company is involved in various legal actions. The Company would record a charge equal to at least the minimum estimated liability for a loss contingency if information available prior to issuance of financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and the loss can be reasonably estimated. Actual liabilities in any such disputes or litigation may be materially different from the Company’s estimates, which could result in the need to record additional costs. The Company has not recorded any contingent liability or impairment of an asset due to existing litigations.

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN, Inc. filed two complaints against the Company and thirteen of the Company’s direct and indirect customers in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37, 802. Wi-LAN seeks unspecified damages and other relief. The Company believes that it has meritorious defenses to such allegations and it intends to defend these lawsuits vigorously. The Company has answered the complaints, denying all allegations and asserting affirmative defenses. The Company has also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. However, there can be no assurance that the Company will be successful in such defense. At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

Broadcom Corporation and Atheros Communications, Inc. v. Wi-LAN, Inc.

On December 10, 2008, the Company and Broadcom filed a complaint for declaratory judgment against Wi-LAN, Inc. in the U.S. District Court for Northern District of California, requesting the court to declare, among other things, that U.S. patent number 6,549,759, or the ‘759 Patent, assigned to Wi-LAN is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘759 Patent. This declaratory judgment action stemmed from Wi-LAN’s threat to add this patent into the complaints filed by Wi-LAN against the Company and others, now pending in the Eastern District of Texas. Similar declaratory judgment actions were filed by a number of other companies against Wi-LAN. However, there can be no assurance that the Company will be successful in seeking declaratory relief from Wi-LAN’s threat. At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any costs in connection with these indemnification agreements through December 31, 2008.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through December 31, 2008, the Company has received a number of claims from its customers for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through December 31, 2008.

11. Stockholders’ Equity

1998 and 2004 Stock Incentive Plans

In October 1998, the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the board of directors and was subsequently approved by stockholders. Upon completion of the Company’s initial public offering, the 1998 Plan was terminated and no shares are available for future issuance under the 1998 Plan. Shares that are subject to options that expire, terminate or are cancelled, that are forfeited or as to which options have not been granted under the 1998 Plan will become available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”). The 1998 Plan permitted the Company to grant stock options to employees, officers, directors, and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options as determined by the board of directors. These options generally expire ten years from the date of grant and are immediately exercisable. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. At December 31, 2008, no unvested shares were subject to repurchase by the Company at the original issuance price.

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

Option activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006 (4,259,059 vested at a weighted average exercise price of $3.53 per share)	10,298,383	$5.93
Granted	2,530,913	18.39
Exercised	(2,655,957)	3.84
Canceled	(622,224)	10.15

Outstanding, December 31, 2006 (4,211,304 vested at a weighted average exercise price of $5.66 per share)	9,551,115	$9.53
Granted	2,021,000	27.32
Exercised	(2,530,664)	6.83
Canceled	(365,566)	18.77

Outstanding, December 31, 2007 (4,221,652 vested at a weighted average exercise price of $8.94 per share)	8,675,885	$14.08
Granted	2,082,970	26.49
Exercised	(1,158,550)	9.78
Canceled	(549,940)	18.14

Outstanding, December 31, 2008 (5,169,278 vested at a weighted average exercise price of $12.17 per share)	9,050,365	$17.24

Additional information regarding options outstanding as of December 31, 2008 is as follows:

	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)		Number of Options	Weighted Average Exercise Price
$0.89-2.25	951,860	3.99	$1.85	950,922	$1.85
$2.26-9.33	1,134,056	4.13	7.64	1,073,954	7.57
$9.34-9.74	966,009	2.53	9.64	744,428	9.63
$9.75-14.38	1,434,553	4.89	12.40	1,074,901	12.01
$14.39-22.95	944,739	7.82	19.47	399,087	19.37
$22.96-24.40	940,856	6.66	24.18	323,653	24.23
$24.41-27.37	1,082,284	7.22	26.80	257,979	26.64
$27.38-30.64	908,658	8.95	28.85	182,196	28.98
$30.65-34.47	687,350	8.86	32.22	162,158	32.26

$0.89-34.47	9,050,365	5.93	$17.24	5,169,278	$12.17

Employee Stock Purchase Plan

In January 2004, the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) was adopted by the board of directors and was subsequently approved by stockholders. A total of 750,000 shares of common stock were originally reserved for issuance under the 2004 Purchase Plan. The number of shares reserved for issuance under the 2004 Purchase Plan is increased on the first day of each year. The 2004 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,875 shares may be purchased by each eligible employee during a single purchase period. In April 2006, the Company amended its 2004 Purchase Plan so that offering periods under the plan shall consist of consecutive six month periods instead of overlapping 24 month periods. The Company’s 2004 Purchase Plan is considered compensatory under the provisions of SFAS 123R. Purchase periods for the 2004 Purchase Plan have a duration of six months. The purchase price under the 2004

Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. During the years ended December 31, 2008, 2007 and 2006, 365,179, 274,719 and 390,700 shares, respectively, were purchased under the 2004 Purchase Plan.

Restricted Stock Awards

Restricted stock awards are share awards that provide the rights to a set number of shares of the Company’s stock on the grant date. In 2006, pursuant to the 2004 Plan, the Company issued 30,000 restricted stock awards to employees and 36,687 restricted stock awards as part of the ZyDAS acquisition, totaling 66,687 awards. However, the holder is restricted from selling shares until vesting occurs. The Company determined the fair value of the restricted stock awards granted to be $1,328,000 by reference to the quoted market price of the stock at the date of grant. The Company amortized $729,000 representing the fair value of the awards granted to employees using a straight-line vesting method over two years. The $599,000 fair value of the awards related to the ZyDAS acquisition were considered part of the cost of the ZyDAS acquisition (see Note 2). Compensation expense related to the restricted stock awards issued in 2006 was $333,000 and $273,000 for the years ended December 31, 2007 and 2006, respectively. There was no compensation expense related to these restricted stock awards for the year ended December 31, 2008. The weighted average grant date fair value of the restricted stock awards granted was $19.92.

In 2005, the Company issued 94,000 restricted stock awards to employees pursuant to the 2004 Plan. The Company determined the fair value of the restricted stock awards to be $785,000 by reference to the quoted market price of the stock at the date of grant and is amortizing this amount on a graded vesting method over two years. Compensation expense related to the issuance of restricted stock was $9,000 and $203,000 for the years ended December 31, 2007 and 2006, respectively. There was no compensation expense related to the restricted stock awards issued in 2005 for the year ended December 31, 2008. The weighted average fair value of the restricted stock awards granted was $8.35. There were no restricted stock awards granted prior to January 1, 2005.

Restricted Stock Units

Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The Company granted 1,255,016 and 745,681 restricted stock units to employees in 2008 and 2007, respectively. In 2006, the Company granted 575,350 restricted stock units to employees and 461,756 restricted stock units as part of the Attansic acquisition, totaling 1,037,106 restricted stock units. Generally, restricted stock units vest over a period ranging from one to four years. The Company determined the fair value of the restricted stock awards granted to be $35,899,000, $21,564,000 and $19,984,000 in 2008, 2007, and 2006, respectively, by reference to the quoted market price of the stock at the date of grant. The Company is amortizing the restricted stock units issued to employees and a portion of the shares issued as part of the Attansic acquisition as compensation expense over the vesting period. Compensation expense related to the issuance of restricted stock units was $12,554,000, $6,649,000 and $557,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average fair value of the restricted stock units granted was $28.60, $28.94 and $19.26 in 2008, 2007 and 2006, respectively.

Deferred Stock-Based Compensation

During the year ended December 31, 2003, the Company issued 4,606,012 options to purchase common stock to employees at a weighted average exercise price of $2.49 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock of $4.20 per share at the grant date. The cumulative deferred stock-based compensation with respect to these grants totaled $7,828,000 and was amortized to expense on a graded vesting method over the vesting period of the options through 2008.

Adoption of SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method, stock-based compensation expense for the years ended December 31, 2006 includes compensation expense for stock-based awards granted by the Company as a public company prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. For stock-based awards granted before November 26, 2003 (the date on which the Company filed its registration statement for its initial public offering), the Company amortized deferred stock compensation expense following the provisions of APB 25. The Company recognizes these compensation costs for stock awards granted prior to January 1, 2006 using the graded vesting method, and for stock awards granted after December 31, 2005 on a straight-line basis, over the requisite service period of the awards, which is generally the option vesting term of four to five years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated expense recognition compared to the straight-line method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value in accordance with the provisions of SFAS 123R.

Determining Fair Value

Valuation method—The Company estimates the fair value of stock options granted using the Black-Scholes valuation model.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For 2006, 2007, and the first six months of 2008, the Company based its expected term on the expected terms used by similar entities since the Company did not have sufficient historical experience for determining the expected term of the stock option awards granted. For the final six months of 2008 the Company estimated the expected term based on its historical financial data and estimates of future option exercise activity, as well as the expected terms used by similar entities.

Expected Volatility—Through November 26, 2003, the date of the Company’s initial filing with the SEC related to its initial public offering, the Company used the Black-Scholes valuation model assuming no volatility (minimum value method) to estimate the fair value of options granted to employees. Options granted from November 26, 2003 to December 31, 2005 were valued using the Black-Scholes valuation model, with a volatility factor based on the average stock volatilities of the Company’s publicly traded competitors because the Company did not have a sufficient trading history. For options granted after December 31, 2005, the Company estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of the Company’s stock and those of similar entities. For the final six months of 2008, the Company estimated the volatility of its common stock at the date of grant based entirely on considerations of the implied volatility of long-term options traded on the open market and its average historical volatilities.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent expected term.

Expected Dividend—The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the years ended December 31, 2008, 2007 and 2006:

Option Plan Shares	Year Ended December 31,
	2008	2007	2006
Estimated life (in years)	4.9	4.8	4.4
Expected volatility	51.0%	49.0%	47.7%
Risk-free interest rate	2.9%	4.6%	4.6%
Expected dividends	—	—	—
Weighted average grant-date fair value	$12.34	$12.79	$8.31

ESPP Plan Shares	Year Ended December 31,
	2008	2007	2006
Estimated life (in years)	0.5	0.5	0.5
Expected volatility	44.0-54.4%	39.7-46.2%	31.6-46.2%
Risk-free interest rate	1.7-3.9%	5.1-5.2%	2.2-5.2%
Expected dividends	—	—	—
Weighted average grant-date fair value	$8.77	$6.90	$4.43

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of goods sold	$441	$521	$427
Research and development	16,451	12,464	6,740
Sales and marketing	8,714	5,053	3,073
General and administrative	4,840	3,176	2,075

	$30,446	$21,214	$12,315

As required by SFAS 123R, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At December 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $79,987,000 net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s Stock Incentive Plans for the year ended December 31, 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	8,676	$14.08
Granted	2,083	26.49
Exercised	(1,159)	9.78
Forfeitures and cancellations	(550)	18.14

Outstanding at December 31, 2008	9,050	$17.24	5.93	$26,731

Exercisable at December 31, 2008	5,169	$12.17	4.76	$25,069

As of December 31, 2008, 7,440,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $15.88, a weighted average remaining contractual life of 5.64 years and an aggregate intrinsic value of $25,987,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3,820,000 options that were in-the-money at December 31, 2008. During the year ended December 31, 2008, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $20,945,000, determined as of the date of option exercise. As of December 31, 2008, the Company had 1,177,000 authorized shares available for future issuance under all of its stock incentive plans.

The following table summarizes the Company’s restricted stock unit activity for the years ended December 31, 2006, 2007 and 2008 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2006	—	$—
Granted	1,037	19.26
Vested	(35)	17.36
Forfeited	(13)	17.36

Nonvested stock at December 31, 2006	989	$19.35
Granted	746	28.94
Vested	(339)	21.14
Forfeited	(45)	20.47

Nonvested stock at December 31, 2007	1,351	$24.17
Granted	1,255	28.60
Vested	(543)	25.63
Forfeited	(162)	25.95

Nonvested stock at December 31, 2008	1,901	$26.53

The intrinsic value of restricted stock units vested was $12,534,000, $9,994,000 and $783,000 in 2008, 2007 and 2006, respectively. The total intrinsic value of all outstanding restricted stock units was $27,210,000, $41,260,000 and $21,085,000 as of December 31, 2008, 2007 and 2006, respectively.

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2008	2007	2006
Numerator:
Net income	$18,872	$39,980	$18,678

Denominator:
Weighted average shares outstanding	59,813	55,970	51,868
Weighted average shares subject to repurchase	(9)	(53)	(108)

Shares used to calculate basic net income per share	59,804	55,917	51,760
Effect of dilutive securities:
Common stock options and warrants	2,257	3,360	3,626
Common shares subject to repurchase	9	53	108

Shares used to calculate diluted net income per share	62,070	59,330	55,494

Basic net income per share	$0.32	$0.71	$0.36

Diluted net income per share	$0.30	$0.67	$0.34

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 3,498,000, 1,864,000 and 904,000 shares of the Company’s common stock were excluded from the net income per share calculation in the years ended December 31, 2008, 2007 and 2006, respectively, as their effect would have been antidilutive.

13. Income Taxes

The U.S. and foreign components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
U.S.	$(19,670)	$17,870	$19,062
Foreign	38,964	26,316	7,462

	$19,294	$44,186	$26,524

The income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Federal:
Current	$5,875	$8,820	$6,524
Deferred	(3,303)	(333)	2,370
State:
Current	517	20	18
Deferred	(3,057)	(4,355)	(895)
Foreign:
Current	1,217	864	70
Deferred	(827)	(810)	(241)

Income tax provision	$422	$4,206	$7,846

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(14.5)	(2.9)	(3.3)
Research and development credits	(14.9)	(6.0)	(5.1)
Stock-based compensation	31.6	7.6	6.9
Change in valuation allowance	29.5	(6.7)	(24.3)
Foreign losses and tax rate differences	(66.2)	(21.6)	5.9
Acquired in-process technology	—	3.7	14.3
Other	1.7	0.4	0.2

Effective tax rate	2.2%	9.5%	29.6%

Significant components of the Company’s net deferred tax assets consist of (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Credit carryforwards	$22,352	$17,892
Net operating loss carryforwards	—	376
SFAS 123R stock-based compensation	5,471	3,514
Other accruals and reserves recognized in different periods	1,185	1,306
Capitalized research and development	295	610
Excess book over tax depreciation and amortization	1,439	1,161
Impairment of long-term investments	6,548	862
Other, net	477	154

Total deferred tax assets	37,767	25,875
Valuation allowance	(10,802)	(5,415)

Net deferred tax assets	$26,965	$20,460

Deferred tax liabilities:
Purchased intangibles	$(21,963)	$(22,646)
Other comprehensive income	(306)	—

Total deferred tax liabilities	$(22,269)	$(22,646)

Net deferred tax assets (liabilities)	$4,696	$(2,186)

The breakdown between current and noncurrent deferred tax assets and deferred tax liabilities was as follows (in thousands):

	December 31,
	2008	2007
Current deferred tax assets	$8,139	$9,002
Noncurrent deferred tax assets	18,256	11,057
Current deferred tax liabilities	(3)	(411)
Noncurrent deferred tax liabilities	(21,696)	(21,834)

Net deferred tax assets (liabilities)	$4,696	$(2,186)

The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. This occurs primarily when net operating losses and tax credit carryforwards expire. In the year ended December 31, 2008, the Company recorded an additional valuation allowance of $5,387,000 primarily against unrealized losses on long-term investments. In 2008, the Company recognized an income tax benefit of $1,068,000 related to a change in a state tax filing position, which resulted in the recording of a net deferred tax benefit. The Company previously had reassessed the valuation allowance recorded against its net deferred tax assets. Based on the Company’s earnings history and projected future taxable income, the Company determined that it was more likely than not that a portion of its valuation allowance against deferred tax assets was no longer required. Accordingly, the valuation allowance for deferred tax assets decreased by $2,859,000 and $10,233,000 in the years ended December 31, 2007 and 2006, respectively.

The deferred tax assets and liabilities for the year ended December 31, 2008 include amounts related to the acquisitions of ZyDAS and Attansic. A valuation allowance has been provided for the pre-acquisition research and development tax credit carryforwards of the acquired companies which are not likely to be realized.

At December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $7,810,000 and $11,791,000, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will begin to expire in 2023 and 2014, respectively, if not utilized before these dates. The federal and state loss carryforwards are attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized.

At December 31, 2008, the Company has research and development credit carryforwards of approximately $14,176,000, $14,012,000 and $ 5,887,000 available to offset future federal, state and foreign income taxes, respectively. The federal tax credit carryforwards will begin to expire in 2018 and the foreign carryforwards will begin to expire in 2009, if not utilized before these dates. The state tax credit carryforward has no expiration. Approximately $14,176,000 of the federal tax credit carryforwards and $2,881,000 of the state tax credit carryforwards are attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

In October 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, which included a retroactive two-year extension of the federal research and development tax credit from January 1, 2008 through December 31, 2009. An income tax benefit of $2,800,000 associated with these credits was recorded in the Company’s financial statements in the fourth quarter of 2008.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has classified interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized a $341,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of accumulated deficit. The Company reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. The Company’s unrecognized tax benefits at December 31, 2008 relate to U.S. federal, state, and various foreign jurisdictions.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Balance at January 1, 2008	$31,115
Increases:
For current year’s tax positions	6,620
For prior years’ tax positions	146
Decreases:
For prior years’ tax positions	(674)
Settlements with taxing authorities	(111)

Balance at December 31, 2008	$37,096

Included in the unrecognized tax benefits of $37,096,000 at December 31, 2008 was $35,158,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The total amount of unrecognized tax benefits related to penalties and interest is $468,000 as of December 31, 2008. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

14. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income	$18,872	$39,980	$18,678
Other comprehensive income:
Unrealized gain on investments	337	266	408
Other	(220)	—	—

Total comprehensive income, net of tax	$18,989	$40,246	$19,086

15. Employee Benefit Plan

The Company sponsors a 401(k) Savings Plan (the “Plan”) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis an amount not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. In 2007 the Company adopted a limited matching contribution policy. Under this policy, the Company made $397,000 and $328,000 in contributions to participants in this plan during the years ended December 31, 2008 and 2007, respectively. The Company made no contributions to this plan in 2006.

16. Segment Information, Operations by Geographic Area And Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker (“CODM”) is the CEO.

Geographic Information

Long-lived assets outside of the United States are insignificant. Net revenue consists of sales to customers in the following countries:

	December 31,
	2008	2007	2006
Taiwan	41%	49%	53%
China	29	37	35
Hong Kong	10	3	1
United States	1	1	1
Other	19	10	10

Significant Customers

In 2008 and 2007, Hon Hai Precision Industry Co. Ltd. accounted for 19% and 25%, respectively, of the Company’s net revenue. In 2006, Hon-Hai Precision Industry Co. Ltd. and UTStarcom, Inc. accounted for 20% and 10% of the Company’s net revenue, respectively.

As of December 31 2008, Hon Hai Precision Industry Co. Ltd. accounted for 29% of the Company’s accounts receivable balance. As of December 31, 2007, Hon-Hai Precision Industry Co. Ltd. and Flextronics Technology, Ltd. accounted for 28% and 11% of the Company’s accounts receivable balance, respectively.

Supplementary Data (Unaudited)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2008. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2008
	First Quarter(1,2)	Second Quarter(1,2,3)	Third Quarter(1,2)	Fourth Quarter(1,2,4)
Net revenue	$114,518	$121,518	$138,064	$98,296
Gross profit	58,056	61,461	68,125	48,323
Net income (loss)	3,417	10,125	10,088	(4,758)
Net income (loss) per share:
Basic	$0.06	$0.17	$0.17	$(0.08)
Diluted	$0.06	$0.16	$0.16	$(0.08)

	Fiscal 2007
	First Quarter(5)	Second Quarter(5)	Third Quarter(5,6)	Fourth Quarter(5,7)
Net revenue	$95,518	$100,808	$106,307	$114,327
Gross profit	45,602	49,949	52,259	59,571
Net income	7,599	9,282	9,671	13,428
Net income per share:
Basic	$0.14	$0.17	$0.17	$0.23
Diluted	$0.13	$0.16	$0.16	$0.22

(1)	During 2008, the Company recorded amortization of intangible assets acquired in the ZyDAS, Attansic and u-Nav acquisitions of $3,409,000, $3,010,000, $2,927,000 and $2,885,000 in the first, second, third and fourth quarters, respectively. Acquisition – related identified intangibles are amortized in a straight-line basis over their estimated economic lives.

(2)	During 2008, the Company recorded other-than-temporary impairment of its long-term investments of $5,070,000, $1,387,000, $4,385,000 and $4,648,000 in the first, second, third and fourth quarters, respectively. The impairment of the Company’s long-term investments was a result of a lack of liquidity in the market for these securities, resulting in an other-than-temporary reduction of the fair value.

(3)	During the second quarter or 2008, the Company changed a state tax filing position, which resulted in the recording of a net tax benefit of approximately $1,068,000.

(4)	On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. This legislation extended the federal research credit through the end of 2009. During the fourth quarter of 2008, the Company recognized a tax benefit of $2,800,000 due to the extension of the federal research credit.

(5)	During 2007, the Company recorded amortization of intangible assets acquired in the ZyDAS, Attansic and u-Nav acquisitions of $1,779,000, $1,789,000, $1,790,000 and $2,044,000 in the first, second, third and fourth quarters, respectively. Acquisition – related identified intangibles are amortized in a straight-line basis over their estimated economic lives.

(6)	During the third quarter of 2007, the Company recorded $1,163,000 of compensation expense related to earn-outs achieved from the ZyDAS acquisition.

(7)	During the fourth quarter of 2007, the Company recorded $4,897,000 of charges for in-process research and development for the u-Nav acquisition and the acquisition of the 12.3% outstanding shares of Attansic. In addition, during the fourth quarter of 2007, the Company recorded an other-than-temporary impairment of its long-term investments of $2,277,000. The impairment of the Company’s long-term investments was a result of a lack of liquidity in the market for these securities, resulting in an other-than-temporary reduction of the fair value. Also, during the fourth quarter of 2007, the Company recorded an income tax benefit of $3,042,000, related to the release of a portion of the valuation allowance previously recorded against the Company’s deferred tax assets.