Form 10-Q
period 2009-03-31
ATHEROS COMMUNICATIONS INC
filed 2009-04-24
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 20, 2009, 61,061,179 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$105,424	$114,530
Short-term marketable securities	183,443	179,228
Accounts receivable, net	56,733	58,385
Inventory	51,551	69,813
Prepaid expenses, deferred income taxes and other current assets	18,965	15,889

Total current assets	416,116	437,845
Property and equipment, net	13,162	14,789
Long-term investments	16,184	16,963
Goodwill	101,687	101,687
Acquired intangible assets, net	20,420	23,305
Deferred income taxes and other assets	17,741	21,119

Total assets	$585,310	$615,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,065	$30,511
Accrued and other current liabilities	57,433	65,490

Total current liabilities	67,498	96,001

Deferred income taxes and other long-term liabilities	44,342	48,229
Commitments and contingencies
Stockholders’ equity:
Common stock	460,469	451,066
Accumulated other comprehensive income	443	302
Retained earnings	12,558	20,110

Total stockholders’ equity	473,470	471,478

Total liabilities and stockholders’ equity	$585,310	$615,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$87,925	$114,518
Cost of goods sold	45,844	56,462

Gross profit	42,081	58,056

Operating expenses:
Research and development	29,045	30,054
Sales and marketing	13,416	11,942
General and administrative	5,930	5,994
Amortization of acquired intangible assets	2,885	3,409

Total operating expenses	51,276	51,399

Income (loss) from operations	(9,195)	6,657
Interest income, net	1,671	2,420
Impairment of long-term investments	(1,107)	(5,070)

Income before income taxes	(8,631)	4,007
Income tax benefit (provision)	1,079	(590)

Net income (loss)	$(7,552)	$3,417

Basic net income (loss) per share	$(0.12)	$0.06

Shares used in computing basic net income (loss) per share	60,918	58,909

Diluted net income (loss) per share	$(0.12)	$0.06

Shares used in computing diluted net income (loss) per share	60,918	61,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,552)	$3,417
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,855	1,525
Stock-based compensation	9,153	6,652
Impairment of long-term investments	1,107	5,070
Amortization of acquired intangible assets and other	2,885	3,860
Deferred income taxes	415	211
Tax benefit from employee stock-based awards	—	312
Excess tax benefit from employee stock-based awards	—	(264)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	1,652	(14,260)
Inventory	18,262	(2,543)
Prepaid expenses and other current assets	(3,916)	(1,797)
Accounts payable	(20,327)	10,782
Accrued and other current liabilities	(8,020)	(754)

Net cash provided by (used in) operating activities	(4,486)	12,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(468)	(1,884)
Purchase of marketable securities	(20,716)	(28,217)
Maturities of marketable securities	16,314	16,340
Proceeds from disposal of assets held for sale from acquisition	—	300
Other investments	—	(2,264)

Net cash used in investing activities	(4,870)	(15,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	250	1,798
Excess tax benefits from employee stock-based awards	—	264

Net cash provided by financing activities	250	2,062

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,106)	(1,452)
CASH AND CASH EQUIVALENTS, Beginning of period	114,530	174,256

CASH AND CASH EQUIVALENTS, End of period	$105,424	$172,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization— Atheros Communications, Inc. (the “Company”), was incorporated in May 1998 in the state of Delaware and commenced operations in December 1998. The Company is a developer of semiconductor system solutions for communications products.

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2008 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008 included in its Annual Report on Form 10-K, as filed on February 13, 2009 with the SEC (the “Annual Report”). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report.

Product Warranty – Components of the accrual for warranty costs during the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$1,433	$2,638
Additions related to current period sales	530	1,133
Warranty costs incurred in the current period	(309)	(223)
Adjustments to accruals related to prior period sales	(403)	(1,044)

Ending balance	$1,251	$2,504

Recent Accounting Pronouncements – With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The Company believes SFAS 141R may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into and any future adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to January 1, 2009. During the three months ended March 31, 2009, the adoption did not have an impact on adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to January 1, 2009.

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies, (“FSP SFAS 141R-1”). FSP FAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first quarter of 2009, the Company believes FSP SFAS 141R-1 may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) with respect to its financial assets and liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. However, adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, however the Company will adopt the FSPs during the second quarter of 2009. The Company is still evaluating the impact, if any, the FSPs will have on its consolidated results of operations or financial condition.

3. Financial Instruments

In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of March 31, 2009 (in thousands):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$95,373	$95,373	$—	$—
U.S. government debt securities	93,430	93,430	—	—
Corporate bonds	61,188	—	61,188	—
Corporate notes	32,326	—	32,326	—
Auction-rate securities and other	14,184	—	—	14,184

Total	$296,501	$188,803	$93,514	$14,184

The Company’s Level 3 assets consist of long-term auction-rate securities and perpetual, non-cumulative preferred stocks, which were acquired as the result of the forced conversion of certain auction-rate securities. The Company used a discounted cash flow model to value these investments (see note 5).

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2009 (in thousands):

Level 3 Financial Assets
Balance, December 31, 2008	$14,963
Total losses (realized/unrealized)
Included in earnings	(1,107)
Included in other comprehensive income	328
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, March 31, 2009	$14,184

Total losses for the period included in earnings relating to assets still held at March 31, 2009	$(1,107)

As of March 31, 2009, the Company does not have liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

4. Inventory

Inventory consists of (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$15,588	$31,061
Work-in-process	31,081	28,238
Raw materials	4,882	10,514

Total	$51,551	$69,813

5. Long-term Investments

Long-term investments consist of (in thousands):

	March 31, 2009	December 31, 2008
Auction-rate securities and other	$14,184	$14,963
Other long-term investments	2,000	2,000

Total	$16,184	$16,963

Long-term investments consist primarily of auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, the Company acquired perpetual, non-cumulative preferred stock (“Preferred Stock”) that is currently illiquid issued by two monoline insurance companies, with an original par value of $7,500,000, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities held by the Company. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for the auction-rate securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities have been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of March 31, 2009, the Company held auction-rate securities and Preferred Stock with an aggregate par value of $32,730,000. Each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank who organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. The Company will not be able to liquidate any of its remaining auction-rate securities or Preferred Stock until a future auction is successful, a buyer is found for these instruments or the notes are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.44% as of March 31, 2009. One of the Preferred Stocks ceased paying dividends in December 2008. As there is currently no market for the Preferred Stock and since each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, the Company has used a discounted cash flow model to estimate the fair value of the auction-rate securities and the Preferred Stock. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. In the three months ended March 31, 2009 and 2008, the Company determined that the value of these securities had been impaired and, accordingly, recorded other-than-temporary impairment charges of $1,107,000 and $5,070,000, respectively, to reduce these securities to their estimated fair value.

6. Goodwill and Acquired Intangible Assets

The carrying amounts of the acquired intangible assets are as follows (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$35,061	$(19,519)	$15,542	$35,061	$(17,062)	$17,999
Customer relationships	7,512	(3,027)	4,485	7,512	(2,658)	4,854
Covenant not-to-compete	1,327	(934)	393	1,327	(875)	452
Backlog	522	(522)	—	522	(522)	—

Total	$44,422	$(24,002)	$20,420	$44,422	$(21,117)	$23,305

Amortization expense for intangible assets was $2,885,000 and $3,409,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 estimated amortization expense for the remainder of fiscal 2009 and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009 (remainder)	$7,841
2010	8,435
2011	2,447
2012	867
2013	830

Total	$20,420

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2009	December 31, 2008
Accrued customer incentives	$34,966	$37,842
Accrued compensation and benefits	10,649	12,908
Other liabilities	11,818	14,740

Total	$57,433	$65,490

8. Line of Credit Facility

In August 2008, the Company entered into a revolving line of credit facility of up to $10,000,000 to fund working capital requirements (the “Facility”). The Facility is unsecured and contains certain financial and non-financial covenants. As of March 31, 2009, the Company was in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (3.25% and 1.52%, respectively, at March 31, 2009); such rate is generally selected by the Company at the time of borrowing. Borrowings under the Facility are due August 11, 2009. As of March 31, 2009, the Company had no outstanding balances under this Facility but had standby letters of credit outstanding to secure operating leases for equipment which total $1,245,000 which reduced the amount available under this Facility to $8,755,000.

9. Commitments and Contingencies

The Company is involved in various legal actions. The Company would record a charge equal to at least the minimum estimated liability for a loss contingency if information available prior to issuance of financial statements indicated that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and the loss can be reasonably estimated. Actual liabilities in any such disputes or litigation may be materially different from the Company’s estimates, which could result in the need to record additional costs. The Company has not recorded any contingent liability or impairment of an asset due to existing litigations.

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN, Inc. filed two complaints against the Company and thirteen of the Company’s direct and indirect customers in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37, 802. Wi-LAN seeks unspecified damages and other relief. The Company believes that it has meritorious defenses to such allegations and intends to defend these lawsuits vigorously. The Company has answered the complaints, denying all allegations and asserting affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. However, there can be no assurance that the Company will be successful in such defense.

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

Atheros Communications, Inc. v. Lehman Brothers, Inc.

On January 30, 2009, the Company filed a Proof of Claim in the United States Bankruptcy Court for the Southern District of New York against Lehman Brothers, Inc. seeking compensatory damages incurred in connection with Lehman Brothers’ investment of the Company’s cash in auction-rate securities and resulting losses of income and liquidity, as well as punitive damages. On the same day and for related reasons, the Company filed a Customer Claim against Lehman Brothers with the federal Securities Investor Protection Corporation. There can be no assurance that the Company will obtain compensation for the Company’s claims.

PACid Group, LLC v. Apple Inc. et al.

On March 30, 2009, PACid Group, LLC (“PACid”) filed a complaint against the Company and 18 other defendants in the United States District Court for the Eastern District of Texas, Tyler Division. In the complaint, PACid alleges that certain of the Company’s products infringe U.S. Patent Numbers 5,963,646 and 6,049,612 which relate to generation of encryption keys and methods of protecting information files using such keys. PACid seeks unspecified damages and other relief. Due to its early stage, the Company has not yet had the opportunity to examine the merit of PACid’s allegations.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through March 31, 2009, the Company has received a number of claims from its customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through March 31, 2009. In addition, certain of the Company’s customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle these claims. The Company has been asked by certain of these customers and other third parties and is likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time the Company is unable to determine if or when the Company would be required to make any payments under these indemnification obligations or the amount of any such payments, therefore no liability has been recorded as of March 31, 2009. However, the amounts of any such payments could be significant.

10. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan, 2004 Stock Incentive Plan and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Annual Report.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Option Plan Shares	2009	2008
Estimated life (in years)	5.2	4.8
Expected volatility	61.8%	48.0%
Risk-free interest rate	1.4%	3.1%
Expected dividends	—	—
Weighted average grant-date fair value	$7.75	$12.06

During the three months ended March 31, 2009 and 2008 there were no purchases under the ESPP.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$173	$152
Research and development	4,616	3,709
Sales and marketing	2,842	1,792
General and administrative	1,522	999

Total	$9,153	$6,652

As required by SFAS No. 123 (revised 2004), Share-Based Payment, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At March 31, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $89,413,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Restricted Stock Units Activity

The following is a summary of option activity for the Company’s stock incentive plans for the three months ended March 31, 2009 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	9,050	$17.24
Granted	469	14.41
Exercised	(46)	4.69
Forfeitures and cancellations	(70)	23.82

Outstanding at March 31, 2009	9,403	$17.11	5.80	$27,907

Exercisable at March 31, 2009	5,588	$12.86	4.63	$26,623

As of March 31, 2009, 7,817,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $15.88, a weighted average remaining contractual life of 5.50 years and an aggregate intrinsic value of $27,321,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 4,595,000 options that were in-the-money at March 31, 2009. During the three months ended March 31, 2009, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $440,000, determined as of the date of option exercise. As of March 31, 2009, the Company had an aggregate of 2,594,000 authorized shares available for future issuance under all of the Company’s stock incentive plans.

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2009 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2009	1,901	$26.53
Granted	1,261	14.65
Vested	(192)	14.23
Forfeited	(37)	26.28

Nonvested stock at March 31, 2009	2,933	$22.23

The Company has granted restricted stock units whereby vesting is contingent upon the Company’s achievement of certain financial targets and service requirements.

The intrinsic value of restricted stock units vested was $2,725,000 and $2,714,000 in the three months ended March 31, 2009 and 2008, respectively. The total intrinsic value of all outstanding restricted stock units was $43,000,000 and $33,219,000 as of March 31, 2009 and 2008, respectively.

11. Income Taxes

As of December 31, 2008, the Company had approximately $35,158,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company did not increase its unrecognized tax benefits for the three months ended March 31, 2009. Because of net operating loss carry forwards, substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s estimated 2009 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to the benefit of federal and state research and development income tax credits. The Company recorded a tax benefit of $1.1 million for the three months ended March 31, 2009 based on its estimated annual effective tax rate.

The Company’s federal income tax return for the year ended December 31, 2006 is under examination by the Internal Revenue Service.

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net income (loss) (numerator)	$(7,552)	$3,417

Basic net income (loss) per share (denominator):
Weighted average shares outstanding	60,918	58,929
Weighted average shares subject to repurchase	—	(20)

Shares used to calculate basic net income (loss) per share	60,918	58,909
Effect of dilutive securities:
Common stock options and warrants	—	2,519
Shares subject to repurchase	—	20

Shares used to calculate diluted net income (loss) per share	60,918	61,448

Basic net income (loss) per share	$(0.12)	$0.06

Diluted net income (loss) per share	$(0.12)	$0.06

For the three months ended March 31, 2009, the incremental shares from the assumed exercise of 1,334,000 stock options were not included in computing the dilutive per share amounts because the Company’s net loss would result in these options having an anti-dilutive effect.

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 5,550,000 and 2,947,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended March 31, 2009 and 2008, respectively, as their effect would have been antidilutive.

13. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(7,552)	$3,417
Other comprehensive income:
Unrealized gain on investments	141	218

Total comprehensive income (loss)	$(7,411)	$3,635

14. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the Chief Executive Officer.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended March 31,
	2009	2008
Taiwan	32%	52%
China	22	26
Japan	18	3
Hong Kong	14	7
United States	2	1
Other	12	11

Total	100%	100%

Significant Customers

During the three months ended March 31, 2009, Customer A and Customer B accounted for 17% and 16% of the Company’s net revenue, respectively. During the three months ended March 31, 2008, Customer A accounted for 17% of the Company’s net revenue.

Customer A accounted for 30% and 29% of the Company’s accounts receivable balance as of March 31, 2009 and December 31, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the benefits and features of our products, our competitive position, the markets for our products, our average selling prices, our customer base and concentration, our revenue and sources of revenue, our anticipated net loss, our sales and revenue to customers in Asia, sales by original design manufacturers through to original equipment manufacturers outside Asia, estimated customer incentives, our expenses, cost of goods sold and gross margins, our deferred tax assets, our tax estimates and related audits, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, market risk sensitive instruments, foreign currency exchange risk sensitive instruments, our auction-rate securities, our legal proceedings and potential indemnification obligations, implementation of our enterprise resource planning system, our disclosure controls and procedures and the expected impact of various legislation, including accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, our ability to successfully integrate the businesses from our acquisitions and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office, or SOHO, markets to sophisticated wireless infrastructure systems-on-chip, or SoC, with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the PC, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers, or IEEE, family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Acer, ASUSTeK, Hewlett Packard, Samsung, Sony and Toshiba, networking equipment customers, including 2Wire, AVM, Belkin, D-Link, Linksys, NEC AT, NETGEAR, SAGEM, Siemens and TP-Link and consumer electronics customers including Nintendo.

In 2005, we introduced our solution for the PAS cellular market. Our highly integrated PAS solution is used in both handset and base station products sold primarily in the China market. The market for PAS is currently declining in China. In February 2009 China’s Ministry of Industry and Information Technology requested carriers terminate their PAS networking service by 2011 as the country adopts other cellular technologies.

In August 2006, we began shipping our universal serial bus, or USB, solutions for WLAN that were both developed internally and added through our acquisition of ZyDAS Technology Corporation, or ZyDAS. ZyDAS was a privately held, Taiwan-based integrated circuit design company specializing in high-performance WLAN semiconductor and software solutions. In conjunction with the acquisition, ZyDAS became the Atheros Taiwan Development Center. The results of operations of ZyDAS have been included in our consolidated statements of operations since the date of acquisition.

In December 2006, we began shipping the Ethernet solutions acquired from Attansic Technology Corporation, or Attansic, for PC applications. Our Ethernet solutions are integrated into PC LAN-on-motherboards, or LOM, by supplying Gigabit Ethernet network interface controller, or NIC, and physical layer, or PHY, products for LOMs. In 2007, we introduced our first 10/100 Fast Ethernet switch product and our first Gigabit Ethernet switch, both for wired and wireless local area networking solutions. In 2008, we introduced our first Network Processing Unit that incorporates our 10/100 Fast Ethernet switch. The results of operations for Attansic have been included in our consolidated statements of operations since December 2006.

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

We are currently operating in a worldwide economic recession. As a result, the semiconductor industry in particular is experiencing a significant cyclical downturn. Such a downturn is characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. During the fourth quarter of 2008, we experienced cancellations, deferrals and a significant slowdown in orders. Our quarterly revenue has declined 36% from $138.1 million in the third quarter of 2008 to $87.9 million in the first quarter of 2009 and as a result, we recorded net losses in both the fourth quarter of 2008 and the first quarter of 2009. During the second quarter of 2009, we expect our revenue to increase; however, we may incur a net loss. If the economy does not improve or deteriorates further, it will adversely impact our revenue and operating profit and we may realize inventory excesses, reduced profitability and additional net losses.

Revenue. Our revenue is derived primarily from the sale of wired and wireless chipsets and to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicards, hand-held video game devices and PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue when we ship product to the customers based on approved quotes provided to the customer. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates may require revisions at later dates if the actual sales data submitted by the customers differs significantly from the original estimates, which may have the effect of increasing or decreasing net revenue in particular periods.

We defer recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the products are sold by the distributors to their customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products.

During the three months ended March 31, 2009, Customer A and Customer B accounted for 17% and 16% of our net revenue, respectively. During the three months ended March 31, 2008, Customer A accounted for 17% of our net revenue. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 88% and 94% of net revenue in the three months ended March 31, 2009 and 2008, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and write downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Our cost of goods sold also includes costs associated with fluctuations in the price of raw materials used in the manufacturing of our chips. Additionally, our cost of goods sold includes accruals for estimated warranty obligations, which we record when revenue is recognized. Estimated warranty obligations are adjusted each period to reflect actual warranty experience. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, expenses for travel, trade shows and depreciation, enterprise resource planning software and allocated occupancy costs.

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, legal and professional fees, charges related to allowance for doubtful accounts, enterprise resource planning software and allocated occupancy costs.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to assets acquired in the ZyDAS, Attansic and u-Nav acquisitions. Acquisition-related identified intangible assets are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants-not-to-compete.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and investment balances and realized gains or losses from the sale of marketable securities.

Impairment of Long-Term Investments. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities and the related perpetual, non-cumulative preferred stock, or Preferred Stock, that resulted from the involuntarily exchange of certain auction-rate securities; such securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All of our held auction-rate securities have been subject to multiple auction processes for which there have been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. Additionally, there is currently no market for the Preferred Stock we hold. Therefore, we have used a discounted cash flow model to estimate the fair value of these investments as of March 31, 2009.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on February 13, 2009 with the SEC, or the Annual Report, and there have been no material changes.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2009	2008
Consolidated Statements of Operations Data:
Net revenue	100%	100%
Cost of goods sold	52	49

Gross profit	48	51
Operating expenses:
Research and development	33	26
Sales and marketing	15	11
General and administrative	7	5
Amortization of acquired intangible assets	3	3

Total operating expenses	58	45

Income (loss) from operations	(10)	6
Interest income, net	2	2
Impairment of long-term investments	(1)	(4)
Income tax benefit (provision)	—	(1)

Net income (loss)	(9)%	3%

Comparison of Three Months Ended March 31, 2009 and 2008

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended March 31,
	2009	2008	% Change
Networking	$42,316	$67,384	(37)%
PC OEM	27,206	38,966	(30)%
Consumer	18,403	8,168	125%

Net revenue	$87,925	$114,518	(23)%

We believe that first quarter 2009 revenue from Networking customers decreased significantly due to a sharp reduction in consumer spending. The reduction in revenue in our Networking channel during the three months ended March 31, 2009 compared to 2008 resulted primarily from decreased demand for our 802.11g wireless networking products. This was partially offset by increased shipments of our draft 802.11n wireless networking products, resulting from further adoption of these products, particularly with our carrier customers. Additionally, our 802.11g and draft 802.11n wireless networking products have experienced decreases in average selling prices during the three months ended March 31, 2009 as compared to 2008.

We believe that first quarter 2009 revenue from PC OEM customers also decreased significantly due to a sharp reduction in consumer spending. The reduction in revenue in our PC OEM channel during the three months ended March 31, 2009 compared to 2008 resulted primarily from decreased demand for our 802.11g and Ethernet solutions. This was partially offset by increases in the volume of chipsets shipped for our draft 802.11n solutions. Additionally, our 802.11g, draft 802.11n, and Ethernet chipsets have all experienced decreases in average selling prices during the three months ended March 31, 2009 as compared to 2008.

We believe that reduced consumer spending has affected the overall demand for products from our Consumer customers. However, we have experienced increased revenue in this channel during the three months ended March 31, 2009 compared to 2008 due to the adoption of our mobile WLAN solutions in an increasing number of gaming devices and mobile phones that were introduced in late 2008.

Gross Profit

	Three Months Ended March 31,		% Change
	2009	2008
Gross profit	$42,081	$58,056	(28)%
% of net revenue	48%	51%

Gross profit as a percentage of revenue decreased during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a change in product mix toward lower margin products and declining average selling prices, partially offset by a decline in product costs related to supply chain efficiencies. We expect our gross margin as a percentage of revenue to decline in the second quarter of 2009 compared to the first quarter of 2009 based on anticipated changes in the product mix and lower average selling prices for existing products.

Research and Development

	Three Months Ended March 31,		% Change
	2009	2008
Research and development	$29,045	$30,054	(3)%
% of net revenue	33%	26%

The decrease in research and development expenses of $1.0 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, was primarily due to decreases in tapeout related costs of $1.1 million. In addition, consulting and travel and entertainment costs decreased $1.1 million as a result of cost savings programs implemented over the past two quarters. These decreases were partially offset by additional compensation-related costs of $1.5 million, attributable to a 12% increase in the number of employees engaged in research and development activities to support our product development efforts. We anticipate that research and development expenses will increase in the second quarter of 2009 compared to the first quarter of 2009.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2009	2008
Sales and marketing	$13,416	$11,942	12%
% of net revenue	15%	11%

The increase in sales and marketing expenses of $1.5 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, was primarily due to additional compensation-related costs of $2.0 million, partly attributable to a 23% increase in the number of employees engaged in sales and marketing activities. Of the increase in compensation-related expenses, $1.0 million was due to the increase in stock-based compensation. We anticipate that sales and marketing expenses will remain relatively flat in the second quarter of 2009 compared to the first quarter of 2009.

General and Administrative

	Three Months Ended March 31,		% Change
	2009	2008
General and administrative	$5,930	$5,994	(1)%
% of net revenue	7%	5%

While general and administrative expenses decreased $64,000 during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, we expect that general and administrative expenses will increase in the second quarter of 2009 compared to the first quarter of 2009.

Amortization of Acquired Intangible Assets

	Three Months Ended March 31,		% Change
	2009	2008
Amortization of acquired intangible assets	$2,885	$3,409	(15)%
% of net revenue	3%	3%

Amortization of acquired intangible assets decreased by $524,000 during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as certain intangible assets related to our acquisition of ZyDAS in 2006 became fully amortized during the third quarter of 2008. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants not-to-compete. We expect that amortization of our acquired intangible assets will remain flat in the second quarter of 2009 compared to the first quarter of 2009.

Interest Income, Net

	Three Months Ended March 31,		% Change
	2009	2008
Interest income, net	$1,671	$2,420	(31)%
% of net revenue	2%	2%

During the three months ended March 31, 2009, interest income decreased $749,000 compared to the three months ended March 31, 2008 due primarily to decreased yields on our cash, cash equivalents and marketable securities. The impact of the yield decline was partially offset by an increase in our cash, cash equivalents and marketable securities as of March 31, 2009.

Impairment of Long-Term Investments

Our long-term investments consist primarily of auction-rate securities and Preferred Stock. During the three months ended March 31, 2009 and 2008, we recorded impairment charges of $1.1 million and $5.1 million, respectively, to reduce the carrying value of certain of these auction-rate securities and Preferred Stock. We have determined that the impairment charges are other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The additional impairment charge in the first quarter of 2009 is due to the continued deterioration in the financial markets that have negatively impacted the liquidity and potential recovery rates for the auction-rate securities and Preferred Stock we hold. See the discussion at “Liquidity and Capital Resources” in Part I Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 5 to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Benefit/(Provision) for Income Taxes

	Three Months Ended March 31,		% Change
	2009	2008
Income tax benefit (provision)	$1,079	$(590)	283%
% of net revenue	—%	(1)%

The benefit for income taxes for the three months ended March 31, 2009 was derived using our estimated annual effective tax rate for 2009. Our estimated annual 2009 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to the benefit of federal and state research and development income tax credits. Our effective tax rate may change during the remainder of 2009 if operating results differ significantly from current projections.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash, cash equivalents and short-term marketable securities decreased from $293.8 million at December 31, 2008 to $288.9 million at March 31, 2009. Our working capital generation is primarily used to fund our operating, investing and financing needs.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by (used in)
Operating activities	$(4,486)	$12,211
Investing activities	(4,870)	(15,725)
Financing activities	250	2,062

Net decrease in cash and cash equivalents	$(9,106)	$(1,452)

Operating Activities

For the three months ended March 31, 2009, cash flow used in operations of $4.5 million resulted primarily from our net loss of $7.6 million and the following additional reasons:

•

Our net loss included substantial non-cash charges in the form of stock-based compensation, an impairment of the fair value of our long-term investments, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $15.4 million.

•	We invested $12.3 million in working capital for the three months ended March 31, 2009.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable decreased by $1.7 million in the first quarter of 2009, reflecting the timing of chipset sales and customer payments. Inventory decreased $18.3 million in the first quarter of 2009 due to reduced inventory purchases and our efforts to increase inventory turns. Prepaid expenses and other current assets increased by $3.9 million. Accounts payable and accrued and other current liabilities decreased by $28.3 million in the first quarter of 2009, primarily due to the timing of inventory received and payments to our vendors.

For the three months ended March 31, 2008, cash flow from operations of $12.2 million resulted primarily from our net income of $3.4 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form of stock-based compensation, an impairment of the fair value of our long-term investments, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $17.4 million.

•	We invested $8.6 million in working capital for the three months ended March 31, 2008.

Working capital is comprised of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Accounts receivable increased by $14.3 million in the first quarter of 2008, reflecting the timing of chipset sales and customer payments. Inventory increased $2.5 million in the first quarter of 2008 reflecting purchases to support increased demand in the second quarter of 2008. Accounts payable and accrued and other current liabilities increased by $10.0 million in the first quarter of 2008, primarily due to the timing of inventory received and payments to our vendors.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 and 2008 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $4.4 million and $11.9 million, respectively. Our investments are in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities, Preferred Stock and other cost-based investments.

We purchased $468,000 and $1.9 million of property and equipment in the three months ended March 31, 2009 and 2008, respectively.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from stock option exercises of $250,000 and $1.8 million in the three months ended March 31, 2009 and 2008, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report. We did not record any additional liability in the three months ended March 31, 2009 under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As of March 31, 2009, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of March 31, 2009, our investments were primarily in money market funds, corporate notes, corporate bonds, U.S. government securities, auction-rate securities and Preferred Stock. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities. Our long-term investments primarily consist of auction-rate securities and Preferred Stock, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments consist primarily of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, we acquired Preferred Stock that is currently illiquid issued by two monoline insurance companies, with an original par value of $7.5 million, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities we held. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for the auction-rate securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities have been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of March 31, 2009, we held auction-rate securities and Preferred Stock with an aggregate par value of $32.7 million. Each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank who organized the auctions for these securities filed for bankruptcy during the quarter ended September 30, 2008, and since such time, no auctions have occurred. We will not be able to liquidate any of our remaining auction-rate securities or Preferred Stock until a future auction is successful, a buyer is found for these instruments or the notes are redeemed. We believe we have the ability to hold these securities for longer than a period of 12 months.

The auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.44% as of March 31, 2009. One of the Preferred Stocks ceased paying dividends in December 2008. As there is currently no market for the Preferred Stock and since each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, we have used a discounted cash flow model to estimate the fair value of the auction-rate securities and the Preferred Stock. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. In the three months ended March 31, 2009 and 2008, we determined that the value of these securities had been impaired and, accordingly, recorded other-than-temporary impairment charges of $1.1 million and $5.1 million, respectively, to reduce these securities to their estimated fair value.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. In August 2008, we entered into a revolving line of credit facility of up to $10.0 million to fund working capital requirements, or the Facility. The Facility is unsecured and contains certain financial and non-financial covenants. As of March 31, 2009, we were in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (3.25% and 1.52%, respectively, at March 31, 2009); generally, we select such rate at the time of borrowing. Borrowings under the Facility are due August 11, 2009. As of March 31, 2009, we had no outstanding balances under this Facility but had standby letters of credit outstanding to secure operating leases for equipment which total $1.2 million which reduced the amount available under this Facility to $8.8 million. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

Currently, our direct exposure to foreign exchange rate fluctuations for revenues and cost of goods sold is not material. Our sales agreements generally provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. Similarly, the majority of our purchases related to cost of goods sold are denominated and paid in United States dollars and, therefore, are not subject to exchange rate fluctuations. The risk associated with fluctuating currency exchange rates is generally limited to our operating expenses and capital expenditures denominated in currencies other than the United States dollar as over 50% of our employees are located outside of the United States. Increases or decreases in the value of the United States dollar relative to other currencies could make our products more or less expensive, which could have an impact on our business. Future fluctuations in currency exchange rates could have a material impact on our business.

We do not currently engage in foreign currency hedging transactions, nor do we believe that we have a material exposure to foreign currency exchange rate risk.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4 above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in January 2009, we implemented two new modules that enhanced the sales order management process of our Enterprise Resource Planning, or ERP, system. We have not completed the required assessment of internal controls over financial reporting for these new modules, however, we anticipate completing this process in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 to be filed with the SEC. ERP systems are highly complex and as a result of the implementation there may be significant changes in our internal controls, processes and procedures in the future. As a result, operation of the ERP system could cause a material adverse effect on our internal control environment, our business, financial condition and results of operation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Atheros Communications, Inc. v. Lehman Brothers, Inc.

On January 30, 2009, we filed a Proof of Claim in the United States Bankruptcy Court for the Southern District of New York against Lehman Brothers, Inc. seeking compensatory damages incurred in connection with Lehman Brothers’ investment of our cash in auction-rate securities and resulting losses of income and liquidity, as well as punitive damages. On the same day and for related reasons, we filed a Customer Claim against Lehman Brothers with the federal Securities Investor Protection Corporation. There can be no assurance that we will obtain compensation for our claims.

PACid Group, LLC v. Apple Inc. et al.

On March 30, 2009, PACid Group, LLC, or PACid, filed a complaint against us and 18 other defendants in the United States District Court for the Eastern District of Texas, Tyler Division. In the complaint, PACid alleges that certain of our products infringe U.S. Patent Numbers 5,963,646 and 6,049,612 which relate to generation of encryption keys and methods of protecting information files using such keys. PACid seeks unspecified damages and other relief. Due to its early stage, we have not yet had the opportunity to examine the merit of PACid’s allegations.

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of our Annual Report.

Item 1A.	Risk Factors

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and in our Annual Report, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in the Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to license or sell our proprietary technologies or products and divert the attention of management and technical personnel.

The wireless, and wired communications markets are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received, and we may continue to receive, written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents that apply to the IEEE family of wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and draft 802.11n wireless standards as well as other technology and patents relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers and other third parties. We have responded, or are in the process of responding, directly, or indirectly through our customers and other third parties to notices and allegations of infringement that we or our customers have received, and continue to correspond regarding the offers with some of the parties that have sent the notices. Moreover, we are currently engaged in litigation with parties that claim our products infringe their patents as discussed in Part II, Item 1 of this Report. In addition, certain of our customers and other third parties are involved in litigation with third parties that claim products that are compliant with certain industry standards infringe certain patents. We have indemnification obligations to our customers and other third parties with respect to infringement of third-party patents and intellectual property rights by our products. We have been asked or will likely be asked to indemnify these customers and other third parties for any losses they incur in connection with such litigation, including damages, legal expenses and settlement payments. For example, certain of our customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle these claims. We have been asked by certain of these customers and other third parties and are likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time we are unable to determine if or when we would be required to make any such payments under these indemnification obligations or the amount of any such payments, therefore no liability has been recorded as of March 31, 2009. However, the amounts of any such payments could be significant. Questions of infringement and misappropriation in our markets involve highly technical and subjective analyses. Litigation may be necessary to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in any future litigation. Our business could be harmed as a result of litigation, offers to license or claims of infringement. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2009

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