Form 10-Q
period 2009-06-30
ATHEROS COMMUNICATIONS INC
filed 2009-07-22
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 17, 2009, 61,739,603 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$103,005	$114,530
Short-term marketable securities	237,619	179,228
Accounts receivable, net	46,752	58,385
Inventory	35,362	69,813
Prepaid expenses, deferred income taxes and other current assets	15,967	15,889

Total current assets	438,705	437,845
Property and equipment, net	12,031	14,789
Long-term investments	17,255	16,963
Goodwill	101,687	101,687
Acquired intangible assets, net	17,535	23,305
Deferred income taxes and other assets	16,463	21,119

Total assets	$603,676	$615,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,907	$30,511
Accrued and other current liabilities	52,095	65,490

Total current liabilities	69,002	96,001

Deferred income taxes and other long-term liabilities	42,986	48,229
Commitments and contingencies
Stockholders’ equity:
Common stock	477,602	451,066
Accumulated other comprehensive income	1,778	302
Retained earnings	12,308	20,110

Total stockholders’ equity	491,688	471,478

Total liabilities and stockholders’ equity	$603,676	$615,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$112,224	$121,518	$200,149	$236,036
Cost of goods sold	59,181	60,057	105,025	116,519

Gross profit	53,043	61,461	95,124	119,517

Operating expenses:
Research and development	30,480	29,947	59,525	60,001
Sales and marketing	14,305	12,500	27,721	24,442
General and administrative	6,872	6,309	12,802	12,303
Amortization of acquired intangible assets	2,885	3,010	5,770	6,419

Total operating expenses	54,542	51,766	105,818	103,165

Income (loss) from operations	(1,499)	9,695	(10,694)	16,352
Interest income, net	1,563	1,944	3,234	4,364
Impairment of long-term investments	(30)	(1,387)	(1,137)	(6,457)

Income before income taxes	34	10,252	(8,597)	14,259
Income tax benefit (provision)	(284)	(127)	795	(717)

Net income (loss)	$(250)	$10,125	$(7,802)	$13,542

Basic net income (loss) per share	$0.00	$0.17	$(0.13)	$0.23

Shares used in computing basic net income (loss) per share	61,427	59,607	61,173	59,258

Diluted net income (loss) per share	$0.00	$0.16	$(0.13)	$0.22

Shares used in computing diluted net income (loss) per share	61,427	62,113	61,173	61,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,802)	$13,542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,610	3,179
Stock-based compensation	19,891	13,946
Impairment of long-term investments	1,137	6,457
Amortization of acquired intangible assets and other	5,770	6,991
Deferred income taxes	105	(606)
Tax benefit from employee stock-based awards	717	1,028
Excess tax benefit from employee stock-based awards	(524)	(772)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	11,633	(17,329)
Inventory	34,451	(10,933)
Prepaid expenses and other current assets	(1,695)	739
Accounts payable	(13,618)	6,269
Accrued and other current liabilities	(13,220)	3,739

Net cash provided by operating activities	40,455	26,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(959)	(3,754)
Purchase of marketable securities	(99,875)	(71,233)
Maturities of marketable securities	42,402	41,353
Other investments	—	(2,047)

Net cash used in investing activities	(58,432)	(35,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	5,928	11,929
Excess tax benefits from employee stock-based awards	524	772

Net cash provided by financing activities	6,452	12,701

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,525)	3,270
CASH AND CASH EQUIVALENTS, Beginning of period	114,530	174,256

CASH AND CASH EQUIVALENTS, End of period	$103,005	$177,526

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

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the condensed consolidated balance sheets and statements of results of operations and cash flows for the dates and periods presented. The December 31, 2008 balance sheet was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008 included in its Annual Report on Form 10-K, as filed on February 13, 2009 with the SEC (the “Annual Report”). The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report.

Product Warranty—Components of the accrual for warranty costs during the six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Six Months Ended June 30,
	2009	2008
Beginning balance	$1,433	$2,638
Additions related to current period sales	1,694	2,217
Warranty costs incurred in the current period	(1,133)	(397)
Adjustments to accruals related to prior period sales	(629)	(2,317)

Ending balance	$1,365	$2,141

Recent Accounting Pronouncements—With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The Company believes SFAS 141R may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into and any future adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to January 1, 2009. During the six months ended June 30, 2009, the adoption of SFAS 141R did not have an impact on adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to January 1, 2009.

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies, (“FSP FAS 141R-1”). FSP FAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first six months of 2009, the Company believes FSP FAS 141R-1 may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) with respect to its financial assets and liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to FSP FAS 115-2, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP 115-2, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The total OTTI, which includes both credit and non-credit losses, is presented gross in the Company’s statements of operations and is reduced by the non-credit loss amount of the total OTTI that is recognized in AOCI. There was no initial effect of adoption on April 1, 2009 as the Company has the intent to sell the securities it had previously deemed as other-than-temporarily impaired.

Effective April 1, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 did not have an impact on the Company’s consolidated results of operations or financial condition. See Note 3 for additional disclosures included in accordance with FSP FAS 107-1.

Effective April 1, 2009, the Company adopted FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of SFAS 165 did not have an impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the

“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company will update its disclosures to conform to the Codification in its Form 10-Q for the third quarter of 2009.

3. Financial Instruments

In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of June 30, 2009 (in thousands):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$82,249	$82,249	$—	$—
U.S. government securities	104,165	104,165	—	—
Corporate bonds	92,117	—	92,117	—
Commercial paper	28,479	—	28,479	—
Corporate notes	19,855	—	19,855	—
Auction-rate securities and other	15,255	—	—	15,255

Total	$342,120	$186,414	$140,451	$15,255

The Company’s Level 3 assets consist of long-term auction-rate securities and perpetual, non-cumulative preferred stocks, which were acquired as the result of the forced conversion of certain auction-rate securities. The Company used a discounted cash flow model to value these investments (see Note 5).

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2009 (in thousands):

	Level 3 Financial Assets
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning Balance	$14,184	$14,963
Total gains (losses) - realized/unrealized
Included in earnings	(30)	(1,137)
Included in accumulated other comprehensive income	1,101	1,429
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2009	$15,255	$15,255

Total losses for the period included in earnings relating to assets still held at June 30, 2009	$(30)	$(1,137)

As of June 30, 2009, the Company does not have liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

Short-term marketable securities consist of (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$82,249	$—	$—	$82,249
U.S. government securities	103,244	924	(3)	104,165
Corporate bonds	91,380	858	(121)	92,117
Commercial paper	28,483	—	(4)	28,479
Corporate notes	19,776	93	(14)	19,855

Total	325,132	1,875	(142)	326,865
Less: Amounts included in cash and cash equivalents	(89,247)	—	1	(89,246)

	$235,885	$1,875	$(141)	$237,619

	December 31, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$83,660	$—	$—	$83,660
U.S. government securities	87,030	1,262	—	88,292
Corporate bonds	61,933	88	(513)	61,508
Commercial paper	19,487	10	—	19,497
Corporate notes	29,449	59	(79)	29,429

Total	281,559	1,419	(592)	282,386
Less: Amounts included in cash and cash equivalents	(103,148)	(10)	—	(103,158)

	$178,411	$1,409	$(592)	$179,228

The contractual maturities of available-for-sale debt securities at June 30, 2009 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$83,830	$83,982
Due between one and two years	152,055	153,637

	$235,885	$237,619

4. Inventory

Inventory consists of (in thousands):

	June 30, 2009	December 31, 2008
Finished goods	$18,470	$31,061
Work-in-process	15,567	28,238
Raw materials	1,325	10,514

Total	$35,362	$69,813

5. Long-term Investments

Long-term investments consist of (in thousands):

	June 30, 2009	December 31, 2008
Auction-rate securities and other	$15,255	$14,963
Other long-term investments	2,000	2,000

Total	$17,255	$16,963

Long-term investments consist primarily of auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, the Company acquired perpetual, non-cumulative preferred stock (“Preferred Stock”) issued by two monoline insurance companies that is currently illiquid, with an original par value of $7,500,000, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities held by the Company. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for the auction-rate securities was historically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities have been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of June 30, 2009, the Company held auction-rate securities and Preferred Stock with an aggregate par value of $32,730,000. Each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. The Company will not be able to liquidate any of its remaining auction-rate securities or Preferred Stock until a future auction is successful, a buyer is found for these instruments or the securities are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.60% as of June 30, 2009. One of the Preferred Stocks ceased paying dividends in December 2008. As there is currently no market for the Preferred Stock and since each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, the Company has used a discounted cash flow model to estimate the fair value of the auction-rate securities and the Preferred Stock. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. The Company adopted FSP FAS 115-2 effective April 1, 2009, as discussed in Note 2, which requires the OTTI to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. As of June 30, 2009, the Company has determined that, for its auction-rate securities and Preferred Stock, OTTI has occurred and the Company intends to sell these investment securities. Accordingly, in the three and six months ended June 30, 2009, the Company recorded OTTI charges as a reduction to earnings of $30,000 and $1,137,000, respectively, to reduce these securities to their estimated fair value. In the three and six months ended June 30, 2008, the Company recorded OTTI charges for these securities of $1,387,000 and $6,457,000, respectively. To date, all OTTI losses on the Company’s long-term investments have been recorded in earnings.

6. Acquired Intangible Assets

The carrying amounts of the acquired intangible assets are as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$35,061	$(21,977)	$13,084	$35,061	$(17,062)	$17,999
Customer relationships	7,512	(3,395)	4,117	7,512	(2,658)	4,854
Covenant not-to-compete	1,327	(993)	334	1,327	(875)	452
Backlog	522	(522)	—	522	(522)	—

Total	$44,422	$(26,887)	$17,535	$44,422	$(21,117)	$23,305

Amortization expense for intangible assets for the three and six months ended June 30, 2009 was $2,885,000 and $5,770,000, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2008 was $3,010,000 and $6,419,000, respectively. At June 30, 2009 estimated amortization expense for the remainder of fiscal 2009 and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009 (remainder)	$4,956
2010	8,435
2011	2,447
2012	867
2013	830

Total	$17,535

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	June 30, 2009	December 31, 2008
Accrued customer incentives	$29,317	$37,842
Accrued compensation and benefits	10,339	12,908
Other liabilities	12,439	14,740

Total	$52,095	$65,490

8. Line of Credit Facility

In August 2008, the Company entered into a revolving line of credit facility of up to $10,000,000 to fund working capital requirements (the “Facility”). The Facility is unsecured and contains certain financial and non-financial covenants. As of June 30, 2009, the Company was in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (3.25% and 1.32%, respectively, at June 30, 2009); such rate is generally selected by the Company at the time of borrowing. Borrowings under the Facility are due August 11, 2009. As of June 30, 2009, the Company had no outstanding balances under this Facility but had standby letters of credit outstanding to secure operating leases for equipment which total $1,245,000 which reduced the amount available under this Facility to $8,755,000.

9. Commitments and Contingencies

The Company is involved in various legal actions. The Company would record a charge equal to at least the minimum estimated liability for a loss contingency if information available prior to issuance of financial statements indicated that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and the loss can be reasonably estimated. Actual liabilities in any such disputes or litigation may be materially different from the Company’s estimates, which could result in the need to record additional charges in future periods. The Company has not recorded any contingent liability or impairment of an asset due to existing litigations.

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN, Inc. filed two complaints against the Company and thirteen of the Company’s direct and indirect customers in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN seeks unspecified damages and other relief. The Company believes that it has meritorious defenses to such allegations and intends to defend these lawsuits vigorously. The Company has answered the complaints, denying all allegations and asserting affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. While the Company believes it has meritorious defense against Wi-LAN’s claim, there can be no assurance that the Company will be successful in such defense.

Broadcom Corporation and Atheros Communications, Inc. v. Wi-LAN, Inc.

On December 10, 2008, the Company and Broadcom filed a complaint for declaratory judgment against Wi-LAN, Inc. in the U.S. District Court for Northern District of California, requesting the court to declare, among other things, that U.S. patent number

6,549,759, (“‘759 Patent”), assigned to Wi-LAN is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘759 Patent. This declaratory judgment action stemmed from Wi-LAN’s threat to add this patent into the complaints filed by Wi-LAN against the Company and others, now pending in the Eastern District of Texas. Similar declaratory judgment actions were filed by a number of other companies against Wi-LAN. There can be no assurance that the Company will be successful in seeking declaratory relief from Wi-LAN’s threat.

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

Specht et al. v. Google Inc. et al.

On April 28, 2009, Erich Specht and The Android’s Dungeon Incorporated filed a complaint against Google Inc., the Open Handset Alliance and its numerous members, including the Company, in the United States District Court for the Northern District of Illinois, Chicago Division. In the complaint, Specht alleges infringing use of the ANDROID DATA mark, U.S. Trademark Registration Number 2,639,556. Specht seeks unspecified damages and other relief. The Company has not yet answered the complaint.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees, subject to restrictions and after certain conditions are met to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through June 30, 2009, the Company has received a number of claims from its customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through June 30, 2009. In addition, certain of the Company’s customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle these claims. The Company has been asked by certain of these customers and other third parties and is likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time the Company is unable to determine if or when the Company would be required to make any payments under these indemnification obligations or the amount of any such payments, therefore no liability has been recorded as of June 30, 2009. However, the amounts of any such payments could be significant.

The Company has evaluated subsequent events through July 21, 2009, the date the financial statements were issued.

10. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan, 2004 Stock Incentive Plan and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Annual Report.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and six months ended June 30, 2009 and 2008:

Option Plan Shares

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Estimated life (in years)	5.3	5.3	5.2	4.9
Expected volatility	50.9%	49.2%	60.1%	48.3%
Risk-free interest rate	1.7%	2.3%	1.5%	2.9%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$7.65	$12.81	$7.73	$12.25

ESPP Plan Shares

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	56.9%	44.0%	56.9%	44.0%
Risk-free interest rate	0.3%	3.9%	0.3%	3.9%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$5.62	$9.45	$5.62	$9.45

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$186	$144	$359	$296
Research and development	5,148	3,869	9,764	7,578
Sales and marketing	3,392	2,101	6,234	3,893
General and administrative	2,012	1,180	3,534	2,179

	$10,738	$7,294	$19,891	$13,946

As required by SFAS No. 123 (revised 2004), Share-Based Payment, management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At June 30, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $81,064,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Restricted Stock Units Activity

The following is a summary of option activity for the Company’s stock incentive plans for the six months ended June 30, 2009 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	9,050	$17.24
Granted	551	14.71
Exercised	(213)	5.56
Forfeitures and cancellations	(116)	24.81

Outstanding at June 30, 2009	9,272	$17.26	5.63	$49,318

Exercisable at June 30, 2009	5,869	$13.62	4.54	$44,593

As of June 30, 2009, 7,838,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $16.11, a weighted average remaining contractual life of 5.33 years and an aggregate intrinsic value of $47,375,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5,244,000 options that were in-the-money at June 30, 2009. During the three and six months ended June 30, 2009, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1,939,000 and $2,379,000, respectively, determined as of the date of option exercise. As of June 30, 2009, the Company had an aggregate of 2,587,000 authorized shares available for future issuance under all of the Company’s stock incentive plans.

The following table summarizes the Company’s restricted stock unit activity for the three months ended June 30, 2009 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2009	1,901	$26.53
Granted	1,277	14.68
Vested	(346)	15.03
Forfeited	(82)	21.83

Nonvested stock at June 30, 2009	2,750	$22.61

The Company has granted restricted stock units whereby vesting is contingent upon the Company’s achievement of certain financial targets and service requirements.

The intrinsic value of restricted stock units vested was $2,554,000 and $3,268,000 in the three months ended June 30, 2009 and 2008, respectively. The intrinsic value of restricted stock units vested was $5,279,000 and $5,984,000 in the six months ended June 30, 2009 and 2008, respectively. The total intrinsic value of all outstanding restricted stock units was $52,913,000 and $43,260,000 as of June 30, 2009 and 2008, respectively.

11. Income Taxes

As of December 31, 2008, the Company had approximately $35,158,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company did not increase its unrecognized tax benefits for the three and six months ended June 30, 2009. Because of net operating loss and tax credit carry forwards, substantially all of the Company’s tax years, dating to inception in 1998, remain open to federal tax examination. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company expects its unrecognized tax benefits may change significantly over the next 12 months.

The Company’s estimated 2009 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to the benefit of federal and state research and development income tax credits. The Company recorded a tax expense of $284,000 and a tax benefit of $795,000 for the three and six months ended June 30, 2009, respectively based on its estimated annual effective tax rate.

The Company’s federal income tax return for the year ended December 31, 2006 is under examination by the Internal Revenue Service.

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) (numerator)	$(250)	$10,125	$(7,802)	$13,542

Basic net income (loss) per share (denominator):
Weighted average shares outstanding	61,427	59,619	61,173	59,274
Weighted average shares subject to repurchase	—	(12)	—	(16)

Shares used to calculate basic net income (loss) per share	61,427	59,607	61,173	59,258
Effect of dilutive securities:
Common stock options and warrants	—	2,494	—	2,506
Shares subject to repurchase	—	12	—	16

Shares used to calculate diluted net income (loss) per share	61,427	62,113	61,173	61,780

Basic net income (loss) per share	$0.00	$0.17	$(0.13)	$0.23

Diluted net income (loss) per share	$0.00	$0.16	$(0.13)	$0.22

For the three and six months ended June 30, 2009, the incremental shares from the assumed exercise of 1,593,000 and 1,464,000 stock options, respectively, were not included in computing the dilutive per share amounts because the Company’s net loss would result in these options having an anti-dilutive effect.

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 4,882,000 and 2,862,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended June 30, 2009 and 2008, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 4,985,000 and 2,945,000 shares of the Company’s common stock were excluded from the net income per share calculation in the six months ended June 30, 2009 and 2008, respectively, as their effect would have been antidilutive.

13. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(250)	$10,125	$(7,802)	$13,542
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	1,335	(268)	1,476	(50)

Total comprehensive income (loss)	$1,085	$9,857	$(6,326)	$13,492

14. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the Chief Executive Officer.

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Taiwan	39%	43%	36%	48%
China	23	28	23	27
Hong Kong	15	10	14	9
Japan	11	5	14	3
United States	1	2	1	2
Other	11	12	12	11

Total	100%	100%	100%	100%

Significant Customers

During the three months ended June 30, 2009, Customer A accounted for 18% of the Company’s net revenue. During the six months ended June 30, 2009, Customer A and Customer B accounted for 18% and 11% of the Company’s net revenue, respectively. During the three and six month periods ended June 30, 2008, Customer A accounted for 19% and 18% of the Company’s net revenue, respectively.

Customer A accounted for 26% and 29% of the Company’s accounts receivable balance as of June 30, 2009 and December 31, 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the benefits and features of our products, our competitive position, the markets for our products, our average selling prices, our customer base and concentration, our revenue and sources of revenue, our possible net loss, our sales and revenue to customers in Asia, sales by original design manufacturers through to original equipment manufacturers outside Asia, estimated customer incentives, our expenses, cost of goods sold and gross margins, our deferred tax assets, our tax estimates and related audits, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, market risk sensitive instruments, foreign currency exchange risk sensitive instruments, our auction-rate securities, our legal proceedings and potential indemnification obligations, implementation of our enterprise resource planning system, our disclosure controls and procedures and the expected impact of various legislation, including accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, our ability to successfully integrate the businesses from our acquisitions and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a global leader in innovative technologies for wireless and wired communications products that are used by a broad base of customers, including manufacturers of personal computers, or PCs, networking equipment and consumer electronics devices. We combine our wireless and wired systems and software expertise with our high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufactured on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. Our ability to design radios in semiconductors using standard CMOS processes provides us with increased manufacturing flexibility and, we believe, a competitive advantage. Our product portfolio includes solutions for Wireless Local Area Network, or WLAN, Mobile WLAN, Ethernet, Bluetooth, and Global Positioning System, or GPS.

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office, or SOHO, markets to sophisticated wireless infrastructure systems-on-chip, or SoC, with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the PC, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers, or IEEE, family of WLAN standards, including the 802.11a, 802.11b, 802.11g and the draft 802.11n standards. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Acer, ASUSTeK, Hewlett Packard, Samsung and Toshiba, networking equipment customers, including 2Wire, AVM, D-Link, Linksys, NEC AT, NETGEAR, SAGEM and TP-Link and consumer electronics customers including Nintendo.

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

In December 2006, we began shipping the Ethernet solutions acquired from Attansic Technology Corporation, or Attansic, for PC applications. Our Ethernet solutions are integrated into PC LAN-on-motherboards, or LOM, by supplying 10/100 Fast and Gigabit Ethernet network interface controllers, or NICs, and physical layer, or PHY, products for LOMs. In 2007, we introduced our first 10/100 Fast Ethernet switch product and our first Gigabit Ethernet switch, both for wired and wireless local area networking solutions. In 2008, we introduced our first Network Processing Unit that incorporates our 10/100 Fast Ethernet switch. The results of operations for Attansic have been included in our consolidated statements of operations since December 2006.

During 2007, we began sampling our first single chip, CMOS Bluetooth solutions, which support the Bluetooth 2.1+ Enhanced Data Rate standard and leverage our expertise in RF design and integration to deliver a highly compact, low power design for use in a variety of Bluetooth enabled devices. In 2008, we began shipping our Bluetooth products.

In December 2007, we acquired certain of the assets and liabilities from u-Nav Microelectronics Corporation, or u-Nav, a privately held fabless semiconductor company specializing in GPS chipsets and software that enable mobile location-based products and services. In January 2008, we began shipping the GPS solutions acquired from u-Nav. The results of operations from the u-Nav acquisition have been included in our consolidated statements of operations since the date of acquisition.

We are currently operating in a worldwide economic recession. As a result, the semiconductor industry in particular is experiencing a significant cyclical downturn. Such a downturn is characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. During the fourth quarter of 2008, we experienced cancellations, deferrals and a significant slowdown in orders. Our quarterly revenue declined 36% from $138.1 million in the third quarter of 2008 to $87.9 million in the first quarter of 2009 and we recorded net losses in both the fourth quarter of 2008 and the first quarter of 2009. While our revenue in the second quarter of 2009 increased to $112.2 million and we generated cash flow from operations of $44.9 million, we again incurred a net loss. In the third quarter of 2009 we expect our revenue to increase, however, if the economy does not improve or deteriorates further, it will adversely impact our revenue and operating profit and we may realize inventory excesses, reduced profitability and additional net losses.

Revenue. Our revenue is derived primarily from the sale of wired and wireless chipsets and to a lesser extent, from licensed software and services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access points, routers, embedded laptop clients, handsets, cardbus, minicards, hand-held video game devices and personal navigation devices, or PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

During the three months ended June 30, 2009, Customer A accounted for 18% our net revenue. During the six months ended June 30, 2009, Customer A and Customer B accounted for 18% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 89% and 93% of net revenue in the six months ended June 30, 2009 and 2008, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and write downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Our cost of goods sold also includes costs associated with fluctuations in the price of raw materials such as gold used in the manufacturing of our chips. Additionally, our cost of goods sold includes accruals for estimated warranty obligations, which we record when revenue is recognized. Estimated warranty obligations are adjusted each period to reflect actual warranty experience. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

Sales and Marketing. Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, expenses for travel, trade shows, depreciation and amortization and allocated occupancy costs.

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, legal and professional fees, charges related to allowance for doubtful accounts, depreciation and amortization and allocated occupancy costs.

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

Impairment of Long-Term Investments. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities and the related perpetual, non-cumulative preferred stock, or Preferred Stock, that resulted from the involuntarily exchange of certain auction-rate securities; these auction-rate securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. All of our auction-rate securities have been subject to multiple auction processes for which there have been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. Additionally, there is currently no market for the Preferred Stock we hold. Therefore, we have used a discounted cash flow model to estimate the fair value of these investments as of June 30, 2009. We adopted FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, effective April 1, 2009 which requires the other-than temporary impairment, or OTTI, to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The total OTTI loss on long-term investments represents the difference between the amortized cost and the fair value of these investments. To date, we have determined that, for our auction-rate securities and Preferred Stock, OTTI has occurred and we intend to sell these investment securities and therefore, we have recorded OTTI charges as a reduction to earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	53	49	52	49

Gross profit	47	51	48	51
Operating expenses:
Research and development	27	25	30	26
Sales and marketing	13	10	14	10
General and administrative	6	5	6	5
Amortization of acquired intangible assets	2	3	3	3

Total operating expenses	48	43	53	44

Income (loss) from operations	(1)	8	(5)	7
Interest income, net	1	2	2	2
Impairment of long-term investments	—	(2)	(1)	(3)
Income tax benefit (provision)	—	—	—	—

Net income (loss)	—%	8%	(4)%	6%

Comparison of Three and Six Months Ended June 30, 2009 and 2008

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Networking	$52,393	$68,484	(23)%	$94,709	$135,868	(30)%
PC OEM	43,726	44,702	(2)%	70,931	83,668	(15)%
Consumer	16,105	8,332	93%	34,509	16,500	109%

Net revenue	$112,224	$121,518	(8)%	$200,149	$236,036	(15)%

We believe that revenues for the three and six months ended June 30, 2009 from Networking customers decreased significantly due to a sharp reduction in consumer and enterprise spending. The reduction in revenue in our Networking channel during the three months ended June 30, 2009 compared to 2008 resulted primarily from decreased demand for our 802.11g wireless networking products. This was partially offset by increased shipments of our draft 802.11n wireless networking products, resulting from further adoption of these products, particularly with our carrier and retail customers. Additionally, our 802.11g and draft 802.11n wireless networking products have experienced decreases in average selling prices during the three months ended June 30, 2009 as compared to 2008. The reduction in revenue in our Networking channel during the six months ended June 30, 2009 compared to 2008 resulted primarily from decreased demand for our 802.11g wireless networking products. This was partially offset by increased shipments of our draft 802.11n wireless networking products, resulting from further adoption of these products, particularly with our carrier and retail customers. Additionally, our 802.11g and draft 802.11n wireless networking products have experienced decreases in average selling prices during the six months ended June 30, 2009 as compared to 2008.

We believe that revenues for the three and six months ended June 30, 2009 from PC OEM customers also decreased due to a reduction in consumer and enterprise spending. The slight reduction in revenue in our PC OEM channel during the three months ended June 30, 2009 compared to 2008 resulted primarily from decreased demand for our 802.11g and Ethernet solutions. This was partially offset by increases in shipments of our draft 802.11n solutions. Additionally, our 802.11g, draft 802.11n, and Ethernet chipsets have all experienced decreases in average selling prices during the three months ended June 30, 2009 as compared to 2008. The reduction in revenue in our PC OEM channel during the six months ended June 30, 2009 compared to 2008 resulted primarily from decreased demand for our 802.11g and Ethernet solutions. This was partially offset by increases in the volume of chipsets shipped for our draft 802.11n solutions. Additionally, our 802.11g, draft 802.11n, and Ethernet chipsets have all experienced decreases in average selling prices during the six months ended June 30, 2009 as compared to 2008.

We believe that reduced consumer spending has affected the overall demand for products from our Consumer customers. However, we have experienced increased revenue in this channel during the three and six months ended June 30, 2009 compared to 2008 due to the adoption of our mobile WLAN solutions in an increasing number of gaming devices and mobile phones that were introduced in late 2008 and early 2009. These increases were partially offset by decreased sales of our discontinued Personal Access System, or PAS cellular solution. In February 2009 China’s Ministry of Industry and Information Technology requested carriers terminate their PAS networking service by 2011 as the country adopts other cellular technologies.

Gross Profit

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Gross profit	$53,043	$61,461	(14)%	$95,124	$119,517	(20)%
% of net revenue	47%	51%		48%	51%

Gross profit as a percentage of revenue decreased during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, primarily due to declining average selling prices and a change in product mix toward lower margin products, partially offset by a decline in product costs related to supply chain efficiencies and the introduction of new cost effective products. We currently expect our gross margin as a percentage of revenue to remain flat or slightly increase in the third quarter of 2009 compared to the second quarter of 2009 based on anticipated changes in the product mix and lower average selling prices for existing products, however, the anticipated product mix and overall revenue levels could differ from our current expectations.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Research and development	$30,480	$29,947	2%	$59,525	$60,001	(1)%
% of net revenue	27%	25%		30%	26%

The increase in research and development expenses of $533,000 during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was primarily due to additional compensation-related costs of $2.7 million, partly attributable to an 11% increase in the number of employees engaged in research and development activities. Of the increase in compensation-related expenses, $1.3 million was due to the increase in stock-based compensation. The increase in wages was partially offset by decreases in consulting and other fees and tax expenses. We expect that research and development expenses will remain flat or decrease slightly in the third quarter of 2009 compared to the second quarter of 2009.

The decrease in research and development expenses of $476,000 during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, was primarily due to decreased travel and tapeout-related expenses of $1.9 million, decreased consulting costs of $1.7 million and decreased other fees and taxes expenses of $1.2 million. These decreases were partially offset by additional compensation-related costs of $4.2 million, partly attributable to an 11% increase in the number of employees engaged in research and development activities. Of the increase in compensation-related expenses, $2.2 million was due to the increase in stock-based compensation.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Sales and marketing	$14,305	$12,500	14%	$27,721	$24,442	13%
% of net revenue	13%	10%		14%	10%

The increase in sales and marketing expenses of $1.8 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was primarily due to additional compensation-related costs of $2.5 million, partly attributable to a 21%

increase in the number of employees engaged in sales and marketing activities. Of the increase in compensation-related expenses, $1.3 million was due to the increase in stock-based compensation. We anticipate that sales and marketing expenses will remain relatively flat or increase slightly in the third quarter of 2009 compared to the second quarter of 2009.

The increase in sales and marketing expenses of $3.3 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, was primarily due to additional compensation-related costs of $4.5 million, partly attributable to a 21% increase in the number of employees engaged in sales and marketing activities. Of the increase in compensation-related expenses, $2.3 million was due to the increase in stock-based compensation. The increase in compensation-related costs was partially offset by decreased consulting, travel, and commission expenses.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
General and administrative	$6,872	$6,309	9%	$12,802	$12,303	4%
% of net revenue	6%	5%		6%	5%

General and administrative expenses increased $563,000 during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. We expect that general and administrative expenses will remain relatively flat in the third quarter of 2009 compared to the second quarter of 2009.

General and administrative expenses increased $499,000 during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to increases in stock-based compensation of $1.4 million, partially offset by decreases in consulting and recruiting costs.

Amortization of Acquired Intangible Assets

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Amortization of acquired intangible assets	$2,885	$3,010	(4)%	$5,770	$6,419	(10)%
% of net revenue	2%	3%		3%	3%

Amortization of acquired intangible assets decreased by $125,000 and $649,000 during the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, as certain intangible assets related to our acquisition of ZyDAS in 2006 became fully amortized during the third quarter of 2008. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants not-to-compete. We expect that amortization of our acquired intangible assets will decrease slightly in the third quarter of 2009 compared to the second quarter of 2009 due to more assets becoming fully amortized.

Interest Income, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Interest income, net	$1,563	$1,944	(20)%	$3,234	$4,364	(26)%
% of net revenue	1%	2%		2%	2%

During the three and six months ended June 30, 2009, interest income decreased compared to the three and six months ended June 30, 2008 due primarily to decreased yields on our cash, cash equivalents, marketable securities and long-term investments. The impact of the yield decline was partially offset by an increase in our cash, cash equivalents and marketable securities as of June 30, 2009.

Impairment of Long-Term Investments

Our long-term investments consist primarily of auction-rate securities and Preferred Stock. During the three and six months ended June 30, 2009, we recorded impairment charges of $30,000 and $1.1 million, respectively, to reduce the carrying value of certain of these auction-rate securities and Preferred Stock. During the three and six months ended June 30, 2008, we recorded impairment charges of $1.4 million and $6.5 million, respectively, to reduce the carrying value of certain of these auction-rate securities. We have determined that the impairment charges are other-than-temporary in nature. We adopted FSP FAS 115-2 effective April 1, 2009 which requires the OTTI to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. In the three and six months ended June 30, 2009, we determined that our auction-rate securities and Preferred Stock were other-than-temporarily impaired and we intend to sell these securities and therefore, we recorded OTTI charges as a reduction to earnings. The additional impairment charge in the first six months of 2009 is due to the continued deterioration in the financial markets that has negatively impacted the liquidity and potential recovery rates for the auction-rate securities and Preferred Stock we hold. See the discussion at “Liquidity and Capital Resources” in Part I Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Benefit/(Provision) for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Income tax benefit (provision)	$(284)	$(127)	(124)%	$795	$(717)	211%
% of net revenue	—%	—%		—%	—%

The provision for income taxes for the three months ended June 30, 2009, was $284,000, compared with $127,000 for the three months ended June 30, 2008. The provision for income taxes for the six months ended June 30, 2009, was a benefit of $795,000, compared to an expense of $717,000 for the six months ended June 30, 2008. The provision for income taxes for the three and six months ended June 30, 2009 were derived using our estimated annual effective tax rate for 2009. Our estimated annual 2009 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, due to the benefit of federal and state research and development tax credits, and due to certain discrete benefits received from employee stock incentive and stock purchase plans during the first half of 2009. Our effective tax rate may change during the remainder of 2009 if operating results differ significantly from current projections.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations, the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Cash, cash equivalents and short-term marketable securities increased from $293.8 million at December 31, 2008 to $340.6 million at June 30, 2009. Our working capital generation is primarily used to fund our operating, investing and financing needs.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in)
Operating activities	$40,455	$26,250
Investing activities	(58,432)	(35,681)
Financing activities	6,452	12,701

Net increase (decrease) in cash and cash equivalents	$(11,525)	$3,270

Operating Activities

For the six months ended June 30, 2009, cash flow provided by operations of $40.5 million resulted primarily from the following reasons:

•

Our net loss of $7.8 million included substantial non-cash charges in the form of stock-based compensation, an impairment of the fair value of our long-term investments, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $30.7 million.

•	Our working capital provided cash of $17.6 million during the six months ended June 30, 2009.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable decreased by $11.6 million in the six months of 2009, reflecting the timing of chipset sales and customer payments. Inventory decreased $34.5 million in the first six months of 2009 due to reduced inventory purchases and our efforts to reduce overall inventory levels. Prepaid expenses and other current assets increased by $1.7 million in the first six months of 2009. Accounts payable and accrued and other current liabilities decreased by $26.8 million in the first six months of 2009, primarily due to the timing of inventory received and payments to our vendors and a reduction in customer incentive balances.

For the six months ended June 30, 2008, cash flow provided by operations of $26.3 million resulted primarily from our net income of $13.5 million and the following additional reasons:

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 and 2008 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $57.5 million and $29.9 million, respectively. Our investments are in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities, Preferred Stock and other cost-based investments.

We purchased $959,000 and $3.8 million of property and equipment in the six months ended June 30, 2009 and 2008, respectively.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $5.9 million and $11.9 million in the six months ended June 30, 2009 and 2008, respectively.

Liquidity

We expect to experience an increase in our operating expenses in absolute dollars for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report. We did not record any additional liability in the three and six months ended June 30, 2009 under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As of June 30, 2009 we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of June 30, 2009, our investments were primarily in money market funds, corporate notes, corporate bonds, commercial paper, U.S. government securities, auction-rate securities and Preferred Stock. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities. Our long-term investments primarily consist of auction-rate securities and Preferred Stock, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments consist primarily of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, we acquired Preferred Stock issued by two monoline insurance companies that is currently illiquid, with an original par value of $7.5 million, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities we held. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for the auction-rate securities was historically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities have been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of June 30, 2009, we held auction-rate securities and Preferred Stock with an aggregate par value of $32.7 million. Each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. We will not be able to liquidate any of our remaining auction-rate securities or Preferred Stock until a future auction is successful, a buyer is found for these instruments or the securities are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.60% as of June 30, 2009. One of the Preferred Stocks ceased paying dividends in December 2008. As there is currently no market for the Preferred Stock and since each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed, we have used a discounted cash flow model to estimate the fair value of the auction-rate securities and the Preferred Stock. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. We adopted FSP FAS 115-2 effective April 1, 2009, as discussed in Note 2, which requires the OTTI to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. As of June 30, 2009, we have determined that, for our auction-rate securities and Preferred Stock, OTTI has occurred and we intend to sell these investment securities. Accordingly, in the three and six months ended June 30, 2009, we recorded OTTI charges as a reduction to earnings of $30,000 and $1.1 million, respectively, to reduce these securities to their estimated fair value. In the three and six months ended June 30, 2008, we recorded OTTI charges for these securities of $1.4 million and $6.5 million, respectively. To date, all OTTI losses on our long-term investments have been recorded in earnings.

Our exposure to market risk also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under the revolving credit facility. In August 2008, we entered into a revolving line of credit facility of up to $10.0 million to fund working capital requirements, or the Facility. The Facility is unsecured and contains certain financial and non-financial covenants. As of June 30, 2009, we were in compliance with these covenants. Interest on any borrowings is payable quarterly and is calculated either at the bank’s prime rate or the London Interbank Offered Rate plus 1.00% (3.25% and 1.32%, respectively, at June 30, 2009); generally, we select such rate at the time of borrowing. Borrowings under the Facility are due August 11, 2009. The Company currently anticipates that it will not renew this line of credit. As of June 30, 2009, we had no outstanding balances under this Facility but had standby letters of credit outstanding to secure operating leases for equipment totaling $1.2 million which reduced the amount available under this Facility to $8.8 million. We do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN, Inc. filed two complaints against us and thirteen of our direct and indirect customers in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of our products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN seeks unspecified damages and other relief. We believe that we have meritorious defenses to such allegations and intend to defend these lawsuits vigorously. We have answered the complaints, denying all allegations and asserting affirmative defenses. We also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. While we believe we have meritorious defense against Wi-LAN’s claim, there can be no assurance that we will be successful in such defense.

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

Specht et al. v. Google Inc. et al.

On April 28, 2009, Erich Specht and The Android’s Dungeon Incorporated filed a complaint against Google Inc., the Open Handset Alliance and its numerous members, including us, in the United States District Court for the Northern District of Illinois, Chicago Division. In the complaint, Specht alleges infringing use of the ANDROID DATA mark, U.S. Trademark Registration Number 2,639,556. Specht seeks unspecified damages and other relief. We have not yet answered the complaint.

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

The wireless, and wired communications markets are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received, and we may continue to receive, written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents that apply to the IEEE family of standards, such as the wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and draft 802.11n wireless standards as well as other technology and patents relevant to our wireless local area networking and other chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers and other third parties. We have responded, or are in the process of responding, directly, or indirectly through our customers and other third parties to notices and allegations of infringement that we or our customers have received, and continue to correspond regarding the offers with some of the parties that have sent the notices. Moreover, we are currently engaged in litigation with parties that claim our products infringe their patents as discussed in Part II, Item 1 of this Report. In addition, certain of our customers and other third parties are involved in litigation with third parties that claim products that are compliant with certain industry standards infringe certain patents. We have indemnification obligations to our customers and other third parties with respect to infringement of third-party patents and intellectual property rights by our products. We have been asked or will likely be asked to indemnify these customers and other third parties for any losses they incur in connection with such litigation, including damages, legal expenses and settlement payments. For example, certain of our customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle these claims. We have been asked by certain of these customers and other third parties and are likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time we are unable to determine if or when we would be required to make any such payments under these indemnification obligations or the amount of any such payments, therefore no liability has been recorded as of June 30, 2009. However, the amounts of any such payments could be significant. Questions of infringement and misappropriation in our markets involve highly technical and subjective analyses. Litigation may be necessary to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in any future litigation. Our business could be harmed as a result of litigation or acceptance of offers to license or otherwise settle claims of infringement. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

Changes in tax legislation regarding our foreign earnings could materially affect our future results.

Since we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in such countries tax laws or their interpretations. Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. Recently, U.S. President Barack Obama’s administration proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 21, 2009. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1.	The election of three (3) Class III directors to serve for a three-year term until the 2012 annual meeting of stockholders. The results of the voting were as follows:

a.	John L. Hennessy

	Number of shares voted FOR	51,623,724
	Number of shares WITHHOLDING AUTHORITY	4,580,961

b.	Craig H. Barratt

	Number of shares voted FOR	54,181,883
	Number of shares WITHHOLDING AUTHORITY	2,022,802

c.	Christine King

	Number of shares voted FOR	51,242,456
	Number of shares WITHHOLDING AUTHORITY	4,962,229

The other directors whose terms of office as directors have continued after the annual meeting are:

Daniel A. Artusi, Teresa H. Meng, Marshall L. Mohr, Andrew S. Rappaport, and Willy C. Shih.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 21, 2009

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