Form 10-Q
period 2009-09-30
ATHEROS COMMUNICATIONS INC
filed 2009-10-20
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 15, 2009, 62,436,669 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$122,687	$114,530
Short-term marketable securities	260,143	179,228
Accounts receivable, net	61,336	58,385
Inventory	43,178	69,813
Prepaid expenses, deferred income taxes and other current assets	21,987	15,889

Total current assets	509,331	437,845
Property and equipment, net	11,923	14,789
Long-term investments	16,486	16,963
Goodwill	100,862	101,687
Acquired intangible assets, net	14,955	23,305
Deferred income taxes and other assets	22,595	21,119

Total assets	$676,152	$615,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,959	$30,511
Accrued and other current liabilities	64,485	65,490

Total current liabilities	103,444	96,001

Deferred income taxes and other long-term liabilities	28,265	48,229
Commitments and contingencies
Stockholders’ equity:
Common stock	491,721	451,066
Accumulated other comprehensive income	1,838	302
Retained earnings	50,884	20,110

Total stockholders’ equity	544,443	471,478

Total liabilities and stockholders’ equity	$676,152	$615,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$156,641	$138,064	$356,790	$374,100
Cost of goods sold	81,047	69,939	186,072	186,458

Gross profit	75,594	68,125	170,718	187,642

Operating expenses:
Research and development	32,619	30,859	92,144	90,860
Sales and marketing	14,872	13,471	42,593	37,913
General and administrative	8,178	7,034	20,980	19,337
Amortization of acquired intangible assets	2,580	2,927	8,350	9,346
Acquisition-related charges	977	—	977	—

Total operating expenses	59,226	54,291	165,044	157,456

Income from operations	16,368	13,834	5,674	30,186
Interest income, net	1,351	2,354	4,585	6,718
Impairment of long-term investments	(874)	(4,385)	(2,011)	(10,842)

Income before income taxes	16,845	11,803	8,248	26,062
Income tax benefit (provision)	21,731	(1,715)	22,526	(2,432)

Net income	$38,576	$10,088	$30,774	$23,630

Basic net income per share	$0.62	$0.17	$0.50	$0.40

Shares used in computing basic net income per share	62,111	60,146	61,485	59,554

Diluted net income per share	$0.60	$0.16	$0.49	$0.38

Shares used in computing diluted net income per share	64,215	62,624	63,162	62,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,774	$23,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,264	4,822
Stock-based compensation	30,296	21,554
Impairment of long-term investments	2,011	10,842
Amortization of acquired intangible assets and other	8,350	9,918
Deferred income taxes	(23,429)	(659)
Tax benefit from employee stock-based awards	614	2,174
Excess tax benefit from employee stock-based awards	(586)	(1,899)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,951)	(32,987)
Inventory	26,635	(17,409)
Prepaid expenses and other current assets	(4,765)	(1,941)
Accounts payable	8,121	11,070
Accrued and other current liabilities	(836)	17,883

Net cash provided by operating activities	79,498	46,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,192)	(5,397)
Purchase of marketable securities	(145,729)	(124,682)
Maturities of marketable securities	65,708	52,609
Other investment activity	541	(2,362)

Net cash used in investing activities	(81,672)	(79,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,745	14,854
Excess tax benefits from employee stock-based awards	586	1,899

Net cash provided by financing activities	10,331	16,753

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,157	(16,081)
CASH AND CASH EQUIVALENTS, Beginning of period	114,530	174,256

CASH AND CASH EQUIVALENTS, End of period	$122,687	$158,175

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

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the condensed consolidated balance sheets and statements of results of operations and cash flows for the dates and periods presented. The December 31, 2008 balance sheet was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008 included in its Annual Report on Form 10-K, as filed on February 13, 2009 with the SEC (the “Annual Report”). The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report.

Product Warranty – Components of the accrual for warranty costs during the nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2009	2008
Beginning balance	$1,433	$2,638
Additions related to current period sales	2,795	3,037
Warranty costs incurred in the current period	(1,607)	(580)
Adjustments to accruals related to prior period sales	(634)	(3,229)

Ending balance	$1,987	$1,866

Recent Accounting Pronouncements – With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. ASC 805 had a material impact on the Company’s consolidated financial statements during the three months ended September 30, 2009. In August 2009, the Company recognized a one-time tax benefit of $21,706,000 upon favorable resolution of a foreign tax obligation relating to a prior acquisition. Under prior accounting standards, the amount would have been recorded as an adjustment of goodwill. The Company entered into a definitive agreement to acquire Intellon Corporation (“Intellon”). Under ASC 805 the Company is expensing the transaction costs associated with the Intellon acquisition, while under the prior accounting standards such costs would have been capitalized. Therefore, the Company believes ASC 805 will have a material impact on the Company’s future consolidated financial statements.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes ASC 805-20 may have a material impact on the Company’s future consolidated financial statements.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to ASC 320-10-65, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under ASC 320-10-65, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The total OTTI, which includes both credit and non-credit losses, is presented gross in the Company’s statements of operations and is reduced by the non-credit loss amount of the total OTTI that is recognized in AOCI. There was no initial effect of adoption on April 1, 2009 as the Company has the intent to sell the securities it had previously deemed as other-than-temporarily impaired.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition. See Note 3 for additional disclosures included in accordance with ASC 825-10-65.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through October 19, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Financial Instruments

The following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of September 30, 2009 (in thousands):

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$107,766	$107,766	$—	$—
U.S. government securities	112,755	10,041	102,714	—
Corporate bonds	115,719	—	115,719	—
Commercial paper	21,497	—	21,497	—
Corporate notes	10,172	—	10,172	—
Auction-rate securities and other	14,486	—	—	14,486

Total	$382,395	$117,807	$250,102	$14,486

The Company’s Level 3 assets consist of long-term auction-rate securities and perpetual, non-cumulative preferred stocks, which were acquired as the result of the forced conversion of certain auction-rate securities. The Company used a discounted cash flow model to value these investments (see Note 5).

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2009 (in thousands):

	Level 3 Financial Assets
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning Balance	$15,255	$14,963
Total gains (losses) - realized/unrealized
Included in earnings	(874)	(2,011)
Included in accumulated other comprehensive income	105	1,534
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2009	$14,486	$14,486

Total losses for the period included in earnings relating to assets still held at September 30, 2009	$(874)	$(2,011)

As of September 30, 2009, the Company does not have liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Short-term marketable securities consist of (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$107,766	$—	$—	$107,766
U.S. government securities	112,114	643	(2)	112,755
Corporate bonds	114,710	1,074	(65)	115,719
Commercial paper	21,497	—	—	21,497
Corporate notes	10,112	61	(1)	10,172

Total	366,199	1,778	(68)	367,909
Less: Amounts included in cash and cash equivalents	(107,766)	—	—	(107,766)

	$258,433	$1,778	$(68)	$260,143

	December 31, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$83,660	$—	$—	$83,660
U.S. government securities	87,030	1,262	—	88,292
Corporate bonds	61,933	88	(513)	61,508
Commercial paper	19,487	10	—	19,497
Corporate notes	29,449	59	(79)	29,429

Total	281,559	1,419	(592)	282,386
Less: Amounts included in cash and cash equivalents	(103,148)	(10)	—	(103,158)

	$178,411	$1,409	$(592)	$179,228

The contractual maturities of available-for-sale debt securities at September 30, 2009 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$87,173	$87,221
Due in more than one year	171,260	172,922

	$258,433	$260,143

4. Inventory

Inventory consists of (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$18,163	$31,061
Work-in-process	16,263	28,238
Raw materials	8,752	10,514

Total	$43,178	$69,813

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Long-term Investments

Long-term investments consist of (in thousands):

	September 30, 2009	December 31, 2008
Auction-rate securities and other	$14,486	$14,963
Other long-term investments	2,000	2,000

Total	$16,486	$16,963

Long-term investments consist primarily of auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, the Company acquired perpetual, non-cumulative preferred stock (“Preferred Stock”) issued by two monoline insurance companies that is currently illiquid, with an original par value of $7,500,000, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities held by the Company. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for the auction-rate securities was historically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities have been negatively impacted by the failure of these markets and the exposure of these securities to the financial condition of bond insurance companies. As of September 30, 2009, the Company held auction-rate securities and Preferred Stock with an aggregate par value of $32,730,000. Each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. The Company will not be able to liquidate any of its remaining auction-rate securities or Preferred Stock until a future auction is successful, a buyer is found for these instruments or the securities are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.51% as of September 30, 2009. One of the Preferred Stocks ceased paying dividends in December 2008. As there is currently no market for the auction rate securities and the Preferred Stock, the Company has used a discounted cash flow model to estimate their fair values. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. As of September 30, 2009, the Company has determined that, for its auction-rate securities and Preferred Stock, OTTI has occurred and the Company intends to sell these investment securities prior to recovery. Accordingly, in the three and nine months ended September 30, 2009, the Company recorded OTTI charges as a reduction to earnings of $874,000 and $2,011,000, respectively, to reduce these securities to their estimated fair value. In the three and nine months ended September 30, 2008, the Company recorded OTTI charges for these securities of $4,385,000 and $10,842,000, respectively. To date, all OTTI losses on the Company’s long-term investments have been recorded in earnings.

6. Acquired Intangible Assets

The carrying amounts of the acquired intangible assets are as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$35,061	$(24,129)	$10,932	$35,061	$(17,062)	$17,999
Customer relationships	7,512	(3,764)	3,748	7,512	(2,658)	4,854
Covenant not-to-compete	1,327	(1,052)	275	1,327	(875)	452
Backlog	522	(522)	—	522	(522)	—

Total	$44,422	$(29,467)	$14,955	$44,422	$(21,117)	$23,305

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for intangible assets for the three and nine months ended September 30, 2009 was $2,580,000 and $8,350,000, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2008 was $2,927,000 and $9,346,000, respectively. At September 30, 2009 estimated amortization expense for the remainder of fiscal 2009 and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009 (remainder)	$2,376
2010	8,435
2011	2,447
2012	867
2013	830

Total	$14,955

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2009	December 31, 2008
Accrued customer incentives	$31,286	$37,842
Accrued compensation and benefits	17,642	12,908
Other liabilities	15,557	14,740

Total	$64,485	$65,490

8. Line of Credit Facility and Standby Letters of Credit

Effective August 11, 2009, the Company’s line of credit agreement with a bank expired and was not renewed. As of September 30, 2009, the Company had standby letters of credit outstanding totaling $2,337,000 to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit, which are classified in the Company’s balance sheet as other current assets.

9. Commitments and Contingencies

The Company is involved in various legal actions. The Company would record a charge equal to at least the minimum estimated liability for a loss contingency if information available prior to issuance of financial statements indicated that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and the loss can be reasonably estimated. Actual liabilities in any such disputes or litigation may be materially different from the Company’s estimates, which could result in the need to record additional charges in future periods. The Company has not recorded a material contingent liability or impairment of an asset due to existing litigations.

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

Broadcom Corporation and Atheros Communications, Inc. v. Wi-LAN, Inc.

On December 10, 2008, the Company and Broadcom filed a complaint for declaratory judgment against Wi-LAN, Inc. in the U.S. District Court for Northern District of California, requesting the court to declare, among other things, that U.S. patent number 6,549,759, (“’759 Patent”), assigned to Wi-LAN is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘759 Patent. This declaratory judgment action stemmed from Wi-LAN’s threat to add this patent into the complaints filed by

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wi-LAN against the Company and others, now pending in the Eastern District of Texas. Similar declaratory judgment actions were filed by a number of other companies against Wi-LAN. There can be no assurance that the Company will be successful in seeking declaratory relief from Wi-LAN’s threat.

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

PACid Group, LLC v. Apple Inc. et al.

On March 30, 2009, PACid Group, LLC (“PACid”) filed a complaint against the Company and 18 other defendants in the United States District Court for the Eastern District of Texas, Tyler Division. In the complaint, PACid alleges that certain of the Company’s products infringe U.S. Patent Numbers 5,963,646 and 6,049,612 which relate to the generation of encryption keys and methods of protecting information files using such keys. PACid seeks unspecified damages and other relief. The Company has answered the complaints, denying all allegations and asserting affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. However, there can be no assurance that the Company will be successful in such defense.

Specht et al. v. Google Inc. et al.

On April 28, 2009, Erich Specht and The Android’s Dungeon Incorporated filed a complaint against Google Inc., the Open Handset Alliance and its numerous members, including the Company, in the United States District Court for the Northern District of Illinois, Chicago Division. In the complaint, Specht alleges infringing use of the ANDROID DATA mark, U.S. Trademark Registration Number 2,639,556. Specht seeks unspecified damages and other relief. On August 3, 2009, the court dismissed without prejudice all defendants, other than Google, from this lawsuit.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees, subject to restrictions and after certain conditions are met to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through September 30, 2009, the Company has received a number of claims from its customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through September 30, 2009. In addition, certain of the Company’s customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle these claims. The Company has been asked by certain of these customers and other third parties and is likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time the Company is unable to determine if or when the Company would be required to make any payments under these indemnification obligations or the amount of any such payments, therefore no liability has been recorded as of September 30, 2009. However, the amounts of any such payments could be significant.

10. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan, 2004 Stock Incentive Plan and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Annual Report.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and nine months ended September 30, 2009 and 2008:

Option Plan Shares	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Estimated life (in years)	5.4	4.9	5.3	4.9
Expected volatility	50.6%	52.1%	58.7%	49.6%
Risk-free interest rate	2.5%	3.1%	1.6%	3.0%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$12.45	$13.67	$8.45	$12.76

ESPP Plan Shares	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	56.9%	44.0%	56.9%	44.0%
Risk-free interest rate	0.3%	3.9%	0.3%	3.9%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$5.62	$9.45	$5.62	$9.45

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$178	$145	$537	$441
Research and development	5,040	4,058	14,804	11,636
Sales and marketing	3,206	2,145	9,440	6,038
General and administrative	1,981	1,260	5,515	3,439

	$10,405	$7,608	$30,296	$21,554

Management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At September 30, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $80,506,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006 and, with the exception of certain performance-based restricted stock units, on a straight-line basis for awards granted after December 31, 2005 over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options and Restricted Stock Units Activity

The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended September 30, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	9,050	$17.24
Granted	662	16.52
Exercised	(667)	7.43
Forfeitures and cancellations	(159)	25.43

Outstanding at September 30, 2009	8,886	$17.78	5.48	$84,147

Exercisable at September 30, 2009	5,961	$14.84	4.48	$72,530

As of September 30, 2009, 7,614,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $16.73, a weighted average remaining contractual life of 5.17 years and an aggregate intrinsic value of $79,428,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 6,590,000 options that were in-the-money at September 30, 2009. During the three and nine months ended September 30, 2009, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $7,235,000 and $9,614,000, respectively, determined as of the date of option exercise. As of September 30, 2009, the Company had an aggregate of 2,116,000 authorized shares available for future issuance under all of the Company’s stock incentive plans.

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2009 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2009	1,901	$26.53
Granted	1,695	17.44
Vested	(590)	18.80
Forfeited	(96)	23.02

Nonvested stock at September 30, 2009	2,910	$22.92

The Company has granted restricted stock units whereby vesting is contingent upon the Company’s achievement of certain financial targets and service requirements.

The intrinsic value of restricted stock units vested was $6,027,000 and $3,454,000 in the three months ended September 30, 2009 and 2008, respectively. The intrinsic value of restricted stock units vested was $11,306,000 and $9,439,000 in the nine months ended September 30, 2009 and 2008, respectively. The total intrinsic value of all outstanding restricted stock units was $77,196,000 and $48,056,000 as of September 30, 2009 and 2008, respectively.

11. Income Taxes

As of December 31, 2008, the Company had approximately $35,158,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $1,544,000 for the three and nine months ended September 30, 2009. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In August 2009, the Company settled a foreign tax liability related to a prior acquisition resulting in a one-time income tax benefit of $21,706,000 in the three months ended September 30, 2009. Excluding the one-time tax benefit of $21,706,000, the Company’s estimated 2009 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to the benefit of federal and state research and development income tax credits. In addition to the one-time $21,706,000 tax benefit, the Company recorded a tax benefit of $290,000 and $1,051,000 for the three and nine months ended September 30, 2009, respectively, relating to certain discrete tax benefits received from employee stock incentive and stock purchase plans.

Substantially all of the Company’s U.S. tax years, dating from inception in 1998, remain open to federal tax examination because of net operating loss and tax credit carryforwards. Most states and foreign jurisdictions have 3 to 10 open tax years at any point in time. The Company’s federal income tax return for the year ended December 31, 2006 is under examination by the Internal Revenue Service.

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (numerator)	$38,576	$10,088	$30,774	$23,630

Basic net income per share (denominator):
Weighted average shares outstanding	62,111	60,150	61,485	59,566
Weighted average shares subject to repurchase	—	(4)	—	(12)

Shares used to calculate basic net income per share	62,111	60,146	61,485	59,554
Effect of dilutive securities:
Common stock options, restricted stock and warrants	2,104	2,474	1,677	2,496
Shares subject to repurchase	—	4	—	12

Shares used to calculate diluted net income per share	64,215	62,624	63,162	62,062

Basic net income per share	$0.62	$0.17	$0.50	$0.40

Diluted net income per share	$0.60	$0.16	$0.49	$0.38

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 3,203,000 and 2,636,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended September 30, 2009 and 2008, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 3,694,000 and 2,733,000 shares of the Company’s common stock were excluded from the net income per share calculation in the nine months ended September 30, 2009 and 2008, respectively, as their effect would have been antidilutive.

13. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$38,576	$10,088	$30,774	$23,630
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	60	(1,247)	1,536	(1,297)

Total comprehensive income	$38,636	$8,841	$32,310	$22,333

14. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the Chief Executive Officer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Taiwan	36%	37%	36%	44%
China	22	34	22	30
Japan	16	5	15	4
Hong Kong	12	10	13	9
United States	3	1	2	1
Other	11	13	12	12

Total	100%	100%	100%	100%

Significant Customers

During the three months ended September 30, 2009, Customer A and Customer B accounted for 18% and 14% of the Company’s net revenue, respectively. During the nine months ended September 30, 2009, Customer A and Customer B accounted for 18% and 12% of the Company’s net revenue, respectively. During the three and nine month periods ended September 30, 2008, Customer A accounted for 23% and 20% of the Company’s net revenue, respectively.

Customer A and Customer B accounted for 30% and 13% of the Company’s accounts receivable balance as of September 30, 2009, respectively. Customer A accounted for 29% of the Company’s accounts receivable balance as of December 31, 2008.

15. Pending Business Combination

Intellon Corporation

In September 2009, the Company entered into a definitive agreement to acquire Intellon, a publicly traded Orlando, Florida-based fabless semiconductor company specializing in high-speed communications over existing electrical wiring. The transaction is valued at approximately $232,858,000. The overall acquisition consideration will be determined on the date the transaction is closed, and will consist of an amount of the Company’s common stock and equivalents representing between 45 and 55 percent of the total consideration, depending on the overall elections that are made by the Intellon stockholders, with the remainder paid in cash. In the aggregate, the Company expects to issue approximately 4,000,000 to 4,900,000 shares of the Company’s common stock and equivalents and pay approximately $103,000,000 to $125,800,000 in cash. The Company expects to close the transaction in the fourth quarter of 2009, subject to Intellon stockholder approval as well as customary closing conditions and regulatory approvals. During the quarter ended September 30, 2009, the Company incurred $977,000 of acquisition-related charges in connection with this transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the anticipated closing of the Intellon acquisition, the expected amount of cash payable and number of shares of our common stock issuable in connection with the acquisition, and the expected benefits of the acquisition, general conditions in the semiconductor industry, our expectations regarding the benefits and features of our products, our competitive position, the markets for our products, our average selling prices, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by original design manufacturers through to original equipment manufacturers outside Asia, estimated customer incentives, our estimated expenses, amortization of acquired intangible assets, cost of goods sold and gross margins, our effective tax rate and deferred tax assets, our tax estimates, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, the estimated market risk of our investments and foreign currency exchange risk, our auction-rate securities, our legal proceedings and potential indemnification obligations, implementation of our enterprise resource planning system, our disclosure controls and procedures and the expected impact of various legislation, including accounting policies and rules adopted by the Financial Accounting Standards Board. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, whether the Intellon acquisition is consummated and we are successful in integrating Intellon into our business, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, general economic conditions, and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the small office and home office, or SOHO, markets to sophisticated wireless infrastructure systems-on-chip, or SoC, with advanced network management capabilities for the enterprise market. Our wireless systems solutions target applications in the PC, enterprise access, broadband gateway, SOHO networking, mobile communications and consumer electronics markets. Our WLAN products support the Institute of Electrical and Electronics Engineers, or IEEE, family of WLAN standards, including the 802.11a, 802.11b, 802.11g and 802.11n standards. We have a broad base of leading personal computer original equipment manufacturer, or PC OEM, customers, including Acer, ASUSTeK, Hewlett Packard, Samsung and Toshiba, networking equipment customers, including 2Wire, AVM, D-Link, Linksys, NEC AT, NETGEAR, SAGEM and TP-Link and consumer electronics customers including Nintendo.

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

In September 2009, we entered into a definitive agreement to acquire Intellon Corporation, or Intellon, a publicly traded Orlando, Florida-based fabless semiconductor company specializing in high-speed communications over existing electrical wiring. The transaction is valued at approximately $232.9 million. The overall acquisition consideration will be determined on the date the transaction is closed, and will consist of an amount of our common stock and equivalents representing between 45 and 55 percent of the total consideration, depending on the overall elections that are made by the Intellon stockholders, with the remainder paid in cash. In the aggregate, we expect to issue approximately 4.0 million to 4.9 million shares of our common stock and equivalents and pay approximately $103.0 million to $125.8 million in cash. We expect to close the transaction in the fourth quarter of 2009, subject to Intellon stockholder approval as well as customary closing conditions and regulatory approvals. Any forward-looking statements regarding our future results exclude the impact of the pending acquisition of Intellon.

The semiconductor industry in which we operate is highly cyclical and has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. The industry experienced a significant downturn during the recent global recession. These downturns are frequently characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in the revenue and results of our operations as evidenced by the 29% and 11% sequential decreases in our revenue during the fourth quarter of 2008 and the first quarter of 2009, respectively. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross profits. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could negatively impact the revenue, business, financial condition and our results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship sufficient products to meet our customers’ purchase requests. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price. Although conditions in the semiconductor industry have recently improved and we have experienced sequential revenue growth during the second and third quarters of 2009, there is no assurance that this trend will continue or at what rate.

Revenue. Our revenue is derived primarily from the sale of wired and wireless chipsets and to a lesser extent, from licensed software and contracted engineering services. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless system solutions such as access points, routers, wired and wireless switches, embedded laptop clients, handsets, cardbus, minicards, hand-held video game devices and personal navigation devices, or PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue when we ship product to the customers based on approved quotes provided to the customer. Estimating incentive amounts requires that we make estimates regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates are adjusted on a quarterly basis to reflect actual sales data submitted by customers. These adjustments may have the effect of significantly increasing or decreasing net revenue in particular periods.

We defer recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the products are sold by the distributors to their customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products.

During the three months ended September 30, 2009, Customer A and Customer B accounted for 18% and 14% of our net revenue, respectively. During the nine months ended September 30, 2009, Customer A and Customer B accounted for 18% and 12% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 88% and 91% of net revenue in the nine months ended September 30, 2009 and 2008, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, fluctuations in the price of raw materials such as gold used in the manufacturing of our chips, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and write downs to state inventory at the lower of cost or market caused by product obsolescence and transitions from older to newer products. Additionally, our cost of goods sold includes accruals for estimated warranty obligations, which we record when revenue is recognized. Estimated warranty obligations are adjusted each period to reflect actual warranty experience. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

Acquisition-Related Charges. Acquisition-related charges include expenses incurred in connection with our acquisition activities including legal and accounting costs, investment banking costs and government filing fees. Beginning January 1, 2009, as a result of changes in accounting standards (see Note 2 of Notes to the Condensed Consolidated Financial Statements), acquisition-related costs are recognized separately from the acquisition consideration and are expensed as incurred. Previously, acquisition-related transaction costs were capitalized as part of the purchase price.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and investment balances and realized gains or losses from the sale of marketable securities.

Impairment of Long-Term Investments. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities and the related perpetual, non-cumulative preferred stock, or Preferred Stock, that resulted from the involuntarily exchange of certain auction-rate securities; these auction-rate securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the failure of these markets and the exposure of these securities to the financial condition of bond insurance companies. All of our auction-rate securities have been subject to multiple auction processes for which there have been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. Additionally, there is currently no market for the Preferred Stock we hold. Therefore, we have used a discounted cash flow model to estimate the fair value of these investments as of September 30, 2009. The total OTTI loss on long-term investments represents the difference between the amortized cost and the fair value of these investments. To date, we have determined that, for our auction-rate securities and Preferred Stock, OTTI has occurred and we intend to sell these investment securities and therefore, we have recorded OTTI charges as a reduction to earnings.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on February 13, 2009 with the SEC, or the Annual Report, and there have been no material changes.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Cost of goods sold	52	51	52	50

Gross profit	48	49	48	50
Operating expenses:
Research and development	21	22	26	24
Sales and marketing	9	10	12	10
General and administrative	5	5	6	5
Amortization of acquired intangible assets	1	2	2	3
Acquisition-related charges	1	—	—	—

Total operating expenses	37	39	46	42

Income from operations	11	10	2	8
Interest income, net	1	2	1	2
Impairment of long-term investments	(1)	(3)	—	(3)
Income tax benefit (provision)	14	(2)	6	(1)

Net income	25%	7%	9%	6%

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Networking	$60,061	$74,159	(19)%	$154,770	$210,027	(26)%
PC OEM	63,012	53,754	17%	133,943	137,422	(3)%
Consumer	33,568	10,151	231%	68,077	26,651	155%

Net revenue	$156,641	$138,064	13%	$356,790	$374,100	(5)%

We believe that revenues for the three and nine months ended September 30, 2009 from our Networking customers decreased significantly due to a sharp reduction in retail and enterprise spending. The reduction in revenue in our Networking channel during the three and nine months ended September 30, 2009 compared to 2008 resulted primarily from decreased demand for our older 802.11g and 802.11ag wireless networking products. This was partially offset by increased shipments of our 802.11n wireless networking and Ethernet products to our networking customers. Additionally, our 802.11g, 802.11ag and 802.11n wireless networking products have experienced decreases in average selling prices during the three months ended September 30, 2009 as compared to 2008.

The increase in revenue from our PC OEM channel during the three months ended September 30, 2009 compared to 2008 resulted primarily from increased demand for our 802.11n wireless networking products, as well as increases in demand for our Ethernet solutions. These increases were partially offset by decreased demand for our older 802.11g and 802.11ag solutions. Additionally, our 802.11g, 802.11ag and 802.11n, and Ethernet chipsets have all experienced decreases in average selling prices during the three months ended September 30, 2009 as compared to 2008.

We believe that revenues during the first quarter of 2009 were significantly impacted by the worldwide economic recession, however during the second and third quarters of 2009 we have experienced increasing revenues from our PC OEM customers. The reduction in revenue from our PC OEM channel during the nine months ended September 30, 2009 compared to 2008 resulted primarily from decreased demand for our older 802.11g solutions. This was partially offset by increases in the volume of chipsets shipped for our 802.11n solutions. Additionally, our 802.11g, 802.11ag and 802.11n, and Ethernet chipsets have all experienced decreases in average selling prices during the nine months ended September 30, 2009 as compared to 2008.

The increase in revenue in our Consumer channel during the three and nine months ended September 30, 2009 compared to 2008 was due to the adoption of our mobile WLAN solutions in an increasing number of gaming devices and mobile phones. These increases were partially offset by decreased sales of our discontinued Personal Access System, or PAS cellular solution. In February 2009 China’s Ministry of Industry and Information Technology requested carriers terminate their PAS networking service by 2011 as the country adopts other cellular technologies.

We expect revenues to increase in the fourth quarter of 2009 compared to the third quarter of 2009 based on increased demand for our products, however, the anticipated product mix and overall revenue levels could differ from our current expectations.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Gross profit	$75,594	$68,125	11%	$170,718	$187,642	(9)%
% of net revenue	48%	49%		48%	50%

Gross profit as a percentage of revenue decreased during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, primarily due to declining average selling prices and a change in product mix toward lower margin products, partially offset by a decline in product costs related to supply chain efficiencies and the introduction of new, more cost effective products. We currently expect our gross margin as a percentage of revenue to remain relatively flat in the fourth quarter of 2009 compared to the third quarter of 2009 based on anticipated changes in the product mix and lower average selling prices for existing products, however, the anticipated product mix and overall revenue levels could differ from our current expectations.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Research and development	$32,619	$30,859	6%	$92,144	$90,860	1%
% of net revenue	21%	22%		26%	24%

The increase in research and development expenses of $1.8 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to additional compensation-related costs of $2.7 million, partly attributable to a 5% increase in the number of employees engaged in research and development activities and a $982,000 increase in stock-based compensation. The increase in compensation-related costs was partially offset by decreases in consulting and software expenses. We expect that research and development expenses will remain flat or increase slightly in the fourth quarter of 2009 compared to the third quarter of 2009.

The increase in research and development expenses of $1.3 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to additional compensation-related costs of $6.9 million, partly attributable to a 5% increase in the number of employees engaged in research and development activities and a $3.2 million increase in stock-based compensation. The increase in compensation-related costs was partially offset by decreased consulting costs of $2.1 million, decreased other fees and taxes expenses of $1.2 million and decreased travel charges and equipment-related costs.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Sales and marketing	$14,872	$13,471	10%	$42,593	$37,913	12%
% of net revenue	9%	10%		12%	10%

The increase in sales and marketing expenses of $1.4 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to additional compensation-related costs of $2.7 million, partly attributable to an 11% increase in the number of employees engaged in sales and marketing activities, a $1.1 million increase in stock-based compensation and increased bonus accruals. The increase in compensation-related costs was partially offset by decreasing travel, consulting, and tradeshow expenses. We anticipate that sales and marketing expenses will remain flat or decrease slightly in the fourth quarter of 2009 compared to the third quarter of 2009.

The increase in sales and marketing expenses of $4.7 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to additional compensation-related costs of $7.2 million, partly attributable to an 11% increase in the number of employees engaged in sales and marketing activities and a $3.4 million increase in stock-based compensation. The increase in compensation-related costs was partially offset by decreased travel expenses of $1.0 million and decreased consulting and tradeshow expenses.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
General and administrative	$8,178	$7,034	16%	$20,980	$19,337	8%
% of net revenue	5%	5%		6%	5%

The increase in general and administrative expenses of $1.1 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to additional compensation-related costs of $1.4 million, including stock-based compensation and increased bonus accruals. We expect that general and administrative expenses will decrease in the fourth quarter of 2009 compared to the third quarter of 2009.

General and administrative expenses increased $1.6 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to increases in compensation-related costs of $2.6 million, including stock-based compensation. The increase in compensation-related costs was partially offset by decreasing consulting expenses and a decrease in our bad debt allowance.

Amortization of Acquired Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Amortization of acquired intangible assets	$2,580	$2,927	(12)%	$8,350	$9,346	(11)%
% of net revenue	1%	2%		2%	3%

Amortization of acquired intangible assets decreased by $347,000 and $996,000 during the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008, as certain intangible assets related to our acquisition of ZyDAS in 2006 became fully amortized during the third quarters of 2009 and 2008. Acquisition-related identified intangibles are amortized on a straight-line basis over the estimated economic lives of three to four years for purchased technology, two to six years for customer relationships and two to four years for covenants not-to-compete. We expect that amortization of our acquired intangible assets will decrease slightly in the fourth quarter of 2009 compared to the third quarter of 2009 due to more assets becoming fully amortized.

Acquisition-Related Charges

In September 2009, we entered into a definitive agreement to acquire Intellon, a publicly traded Orlando, Florida-based fabless semiconductor company specializing in high-speed communications over electrical wiring. Beginning January 1, 2009, as a result of changes in accounting standards, acquisition-related costs are recognized separately from the acquisition consideration and are expensed as incurred. We expect acquisition-related charges to increase in the fourth quarter of 2009 upon the expected closing of this transaction.

Interest Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Interest income, net	$1,351	$2,354	(43)%	$4,585	$6,718	(32)%
% of net revenue	1%	2%		1%	2%

During the three and nine months ended September 30, 2009, interest income decreased compared to the three and nine months ended September 30, 2008 due primarily to decreased interest rates on our cash, cash equivalents, marketable securities and long-term investments. The impact of the interest rate decline was partially offset by an increase in our average cash, cash equivalents and marketable securities invested during the third quarter of 2009.

Impairment of Long-Term Investments

Our long-term investments consist primarily of auction-rate securities and Preferred Stock. During the three and nine months ended September 30, 2009, we recorded impairment charges of $874,000 and $2.0 million, respectively, to reduce the carrying value of certain of these auction-rate securities and Preferred Stock. During the three and nine months ended September 30, 2008, we recorded impairment charges of $4.4 million and $10.8 million, respectively, to reduce the carrying value of certain of these auction-rate securities. We have determined that the impairment charges are other-than-temporary in nature. In the three and nine months ended September 30, 2009, we determined that our auction-rate securities and Preferred Stock were other-than-temporarily impaired and we intend to sell these securities and therefore, we recorded OTTI charges as a reduction to earnings. The additional impairment charge in the first nine months of 2009 is due to the continued deterioration in the financial markets that has negatively impacted the liquidity and potential recovery rates for the auction-rate securities and Preferred Stock we hold. See the discussion at “Liquidity and Capital Resources” in Part I Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Benefit/(Provision) for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Income tax benefit (provision)	$21,731	$(1,715)	1,367%	$22,526	$(2,432)	1,026%
% of net revenue	14%	(2)%		6%	(1)%

The net benefit for income taxes for the three months ended September 30, 2009, was $21.7 million, compared to a provision of $1.7 million for the three months ended September 30, 2008. The net benefit for income taxes for the nine months ended September 30, 2009 was $22.5 million, compared to a provision of $2.4 million for the nine months ended September 30, 2008. The provision for income taxes for the three and nine months ended September 30, 2009 were derived using our estimated annual effective tax rate for 2009. Our estimated annual 2009 effective tax rate differs from the U.S. statutory rate primarily due to a one-time tax benefit of $21.7 million recognized as a result of the settlement of a foreign tax liability resulting from a prior acquisition. Additionally, our tax rate is lower than the U.S. statutory rate due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, resulting from the benefit of federal and state research and development tax credits and certain discrete benefits received from employee stock incentive and stock purchase plans during the first nine months of 2009. Our effective tax rate may change during the remainder of 2009 if operating results differ significantly from current projections.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations, the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Cash, cash equivalents and short-term marketable securities increased from $293.8 million at December 31, 2008 to $382.8 million at September 30, 2009. Our working capital generation is primarily used to fund our operating, investing and financing needs.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in)
Operating activities	$79,498	$46,998
Investing activities	(81,672)	(79,832)
Financing activities	10,331	16,753

Net increase (decrease) in cash and cash equivalents	$8,157	$(16,081)

Operating Activities

For the nine months ended September 30, 2009, cash flow from operations of $79.5 million resulted primarily from our net income of $30.8 million and the following additional reasons:

•

Our net income included substantial non-cash charges in the form of stock-based compensation, an impairment of the fair value of our long-term investments, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $22.5 million.

•	Our working capital provided cash of $26.2 million during the nine months ended September 30, 2009.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable increased by $3.0 million in the nine months of 2009, due primarily to growth in our revenues. Inventory decreased $26.6 million in the first nine months of 2009 due to our efforts to reduce overall inventory levels and an increase in customer demand for our products. Prepaid expenses and other current assets increased by $4.8 million in the first nine months of 2009 due primarily to increased employee contributions to our employee stock purchase plan. Accounts payable and accrued and other current liabilities increased by $7.3 million in the first nine months of 2009, primarily due to the timing of inventory received and payments to our vendors.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 and 2008 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $80.0 million and $72.1 million, respectively. Our investments are in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper and to a lesser extent, auction-rate securities, Preferred Stock and other cost-based investments.

We purchased $2.2 million and $5.4 million of property and equipment in the nine months ended September 30, 2009 and 2008, respectively.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $9.7 million and $14.9 million in the nine months ended September 30, 2009 and 2008, respectively.

Liquidity

We expect to experience an increase in our operating expenses in absolute dollars for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

During the fourth quarter of 2009, we expect to pay approximately $103.0 to $125.8 million in cash in connection with our pending acquisition of Intellon, depending on the overall elections that are made by the Intellon stockholders pursuant to the terms in the definitive agreement. We may from time to time in the future enter into acquisition agreements that require the use of cash as consideration and therefore could result in a material cash outlay in the future.

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

In accordance with Accounting Standards Codification 740-10-25 Income Taxes – Overall – Recognition, we have recorded $1.5 million of additional liability due to unrecognized tax benefits in the first nine months of 2009, and to date we have recorded a total of $27.7 million of unrecognized tax benefits as of September 30, 2009.

As of September 30, 2009 we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of September 30, 2009, our investments were primarily in money market funds, corporate notes, corporate bonds, commercial paper, U.S. government securities and to a lesser extent, auction-rate securities, Preferred Stock and other cost-based investments. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities. Our long-term investments primarily consist of auction-rate securities and Preferred Stock, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments consist primarily of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, we acquired Preferred Stock issued by two monoline insurance companies that is currently illiquid, with an original par value of $7.5 million, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities we held. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Liquidity for the auction-rate securities was historically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. The liquidity and fair value of these securities have been negatively impacted by the failure of these markets and the exposure of these securities to the financial condition of bond insurance companies. As of September 30, 2009, we held auction-rate securities and Preferred Stock with an aggregate par value of $32.7 million. Each of the auction-rate securities had been subject to multiple auction processes for which there had been insufficient bidders on the scheduled rollover dates. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. We will not be able to liquidate any of our remaining auction-rate securities or Preferred Stock until a future auction is successful, a buyer is found for these instruments or the securities are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.51% of face value as of September 30, 2009. One of the Preferred Stocks ceased paying dividends in December 2008. As there is currently no market for the Preferred Stock and auction-rate securities, we have used a discounted cash flow model to estimate the fair value of the auction-rate securities and the Preferred Stock. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. As of September 30, 2009, we have determined that, for our auction-rate securities and Preferred Stock, OTTI has occurred and we intend to sell these investment securities. Accordingly, in the three and nine months ended September 30, 2009, we recorded OTTI charges as a reduction to earnings of $874,000 and $2.0 million, respectively, to reduce these securities to their estimated fair value. In the three and nine months ended September 30, 2008, we recorded OTTI charges for these securities of $4.4 million and $10.8 million, respectively. To date, all OTTI losses on our long-term investments have been recorded in earnings.

Effective August 11, 2009, our line of credit agreement with a bank expired and was not renewed. As of September 30, 2009, we had standby letters of credit outstanding totaling $2.3 million to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit.

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

We do not currently engage in foreign currency hedging transactions, nor do we believe that we currently have material exposure to foreign currency exchange rate risk.

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

Specht et al. v. Google Inc. et al.

On April 28, 2009, Erich Specht and The Android’s Dungeon Incorporated filed a complaint against Google Inc., the Open Handset Alliance and its numerous members, including us, in the United States District Court for the Northern District of Illinois, Chicago Division. In the complaint, Specht alleges infringing use of the ANDROID DATA mark, U.S. Trademark Registration Number 2,639,556. Specht seeks unspecified damages and other relief. On August 3, 2009, the court dismissed without prejudice all defendants, other than Google, from this lawsuit.

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

The wireless and wired communications markets are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received, and we may continue to receive, written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents, including technology and patents that may apply to the IEEE family of standards, such as the wireless local area networking standards, including the 802.11a, 802.11b, 802.11e, 802.11g and 802.11n wireless standards, or other wireless or wired standards, as well as to other technology and patents relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers and other third parties. We have responded, or are in the process of responding, directly, or indirectly through our customers and other third parties to notices and allegations of infringement that we or our customers have received, and continue to correspond regarding the offers with some of the parties that have sent the notices. Moreover, we are currently engaged in litigation with parties that claim our products infringe their patents as discussed in Part II, Item 1 of this Report. In addition, certain of our customers and other third parties are involved in litigation with third parties that claim products that are compliant with certain industry standards infringe certain patents. We have indemnification obligations to our customers and other third parties with respect to infringement of third-party patents and intellectual property rights by our products. We have been asked or will likely be asked to indemnify these customers and other third parties for any losses they incur in connection with such litigation, including damages, legal expenses and settlement payments. For example, certain of our customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle these claims. We have been asked by certain of these customers and other third parties and are likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time we are unable to determine if or when we would be required to make any such payments under these indemnification obligations or the amount of any such payments, therefore no liability has been recorded as of September 30, 2009. However, the amounts of any such payments could be significant. Questions of infringement and misappropriation in our markets involve highly technical and subjective analyses. Litigation may be necessary to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in any future litigation. Our business could be harmed as a result of litigation or acceptance of offers to license or otherwise settle claims of infringement. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

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

Risk Factors Relating to the Intellon Transaction

Failure to complete the acquisition of Intellon could negatively impact the stock price and the future of our business and financial results.

We expect to close the acquisition of Intellon in the fourth quarter of 2009, subject to Intellon stockholder approval as well as customary closing conditions and regulatory approvals. Although Intellon has agreed that its board will, subject to fiduciary exceptions, recommend that stockholders approve the proposal relating to the acquisition, there is no assurance that this proposal will be approved, or that we will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the acquisition. If the acquisition is not completed for any reason, we will be subject to risks, including the following:

•

the current market price of our common stock may reflect a market assumption that the acquisition will occur, and a failure to complete the acquisition could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock;

•

we have incurred substantial transaction costs relating to the acquisition (including significant legal, accounting and financial advisory fees), and these substantial costs are payable by us whether or not the acquisition is completed;

•

there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the acquisition (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial; and

•	the diversion of management time required by the acquisition could also adversely affect our results of operation and lead to the loss of important customers.

In addition, we would not realize any of the expected benefits of having completed the acquisition. If the acquisition is not completed, these risks may materialize and materially adversely affect our business, financial results, financial condition and stock price.

We may not be able to realize all of the anticipated benefits of the acquisition of Intellon if we fail to integrate Intellon successfully, which could reduce our profitability and adversely affect our stock price.

If our proposed acquisition of Intellon closes, the combined company’s ability to realize the anticipated benefits of the Intellon transaction will depend, in part, on our ability to integrate the business of Intellon successfully and efficiently with our business. The combination of two independent companies is a complex, costly and time-consuming process. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits expected by us and Intellon. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two companies include, among others:

•	challenges associated with minimizing the diversion of management attention from ongoing business concerns;

•	addressing differences in our business culture and that of Intellon;

•	coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from other of our operations;

•	coordinating and combining international operations, relationships, and facilities, and eliminating duplicative operations;

•	retaining key employees and maintaining employee morale, particularly in areas where we do not currently have personnel;

•	unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of its integration plans;

•	unanticipated issues in integrating information, communications and other systems;

•	preserving important strategic and customer relationships; and

•	unanticipated issues in integrating the information systems of the two companies.

In addition, even if our operations and those of Intellon are integrated successfully, the combined company may not realize the full potential benefits of the transaction, including the synergies, cost savings, benefits of product diversification or sales or growth opportunities that are expected. Such benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that our combination with Intellon will result in the realization of the full benefits anticipated from the transaction.

We may not be successful in expanding into the markets currently served by Intellon and in addressing the potential new opportunities that may arise out of the combination.

Intellon designs and sells integrated circuits, or ICs, for high-speed communications over existing electrical wiring. While we believe that Intellon’s business is complementary to our own, Intellon’s products serve different markets than ours, and we do not have experience competing in these markets. Further, due to our inexperience in the markets, we may have overestimated the benefits of entering into these markets. The success of any expansion into these new markets by the combined company will depend on a number of factors, including:

•	the ability to incorporate each company’s strengths to provide improved solutions to key customers and applications;

•	the ability to assimilate and retain key Intellon personnel who have expertise in conducting Intellon’s business;

•	the ability to preserve and grow Intellon’s existing customer, distributor and strategic relationships;

•	the ability to design and develop innovative products and solutions in these new markets and to continue Intellon’s success in achieving “design wins” with key customers;

•	the ability to provide high quality customer services and support; and

•	the ability to compete effectively against a larger number and broader range of competitors resulting from our entry into new markets.

Intellon may need to obtain consents from third parties under important agreements as a result of the transaction, and if it cannot obtain these consents, Intellon and/or we may not be able to maintain these relationships on favorable terms or at all.

We and Intellon are in the process of determining the need to obtain consents from third parties under some of Intellon’s agreements as a result of the transaction. If we are unable to obtain any of the required consents, we may be forced to renegotiate these agreements or enter into new agreements with various third parties. Agreements that are important to Intellon’s business that potentially require consents include, but are not limited to, agreements that contain significant intellectual property rights, rights under membership agreements with industry and standards organizations, property lease rights, pricing terms, rights to software design tools, consulting arrangements and distribution rights. There can be no assurance that we will be able to negotiate new agreements on terms as favorable to it as those that Intellon had, or at all. If we and Intellon are unable to obtain these consents and we are unable to enter into new agreements with these third parties, the combined company may be prohibited from using such third party’s intellectual property, which could negatively impact the combined company’s revenue and operating results.

The combined company will incur significant transaction and transaction-related costs in connection with the Intellon transaction.

We and Intellon expect to incur significant costs associated with negotiating and completing the transaction and combining the operations of the two companies. These costs include significant legal, accounting and financial advisory fees, among other costs. The exact magnitude of these costs is not yet known. In addition, there may be unanticipated costs associated with the integration of the two companies. Although we and Intellon expect that the elimination of duplicative costs and other efficiencies may offset incremental transaction-related costs over time, these benefits may not be achieved in the near term, or at all.

Uncertainties associated with the acquisition or the combined company may cause delays in customer orders or even loss of customers, which could offset any benefits we may realize from the diversification of our customer base.

In response to the announcement of the Intellon transaction, or due to the diversion of management’s attention, current and potential customers, suppliers or distributors of ours or those of Intellon may delay or defer decisions concerning their purchase or use of some products and services. In particular, prospective customers could be reluctant to purchase the combined company’s products due to uncertainty about the direction of the combined company’s product offerings and its willingness to support and service existing products. Current and prospective customers may also be reluctant to incorporate our technology or that of Intellon into future product designs, which would adversely affect the combined company’s design wins and future revenues. Since Intellon receives a substantial portion of its revenue from a limited number of customers, it may be subject to a greater risk of customer uncertainty and loss of revenue as a result of the transaction, which could adversely affect the combined company’s financial results.

To the extent that the acquisition creates uncertainty among those persons and organizations contemplating purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases in connection with the planned transaction, the results of operations of both companies, individually and on a combined basis, would be adversely affected. Further, customer assurances may be made by us and Intellon to address their respective customers’ uncertainty about the direction of the combined company’s product and related support offerings, which may result in additional obligations of the combined company.

The proposed merger with Intellon may have a material impact on our income tax liability and/or its effective tax rate.

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. The tax impact of integrating Intellon into our tax structure has not yet been fully determined, and the combination may have a material adverse impact on the combined company’s income tax liability and/or its effective tax rate.

Because we and Intellon sell products on a purchase order basis and rely on estimated forecasts of customers’ needs, the results of operations following the acquisition will depend in part on the accuracy of the combined company’s forecasts and its ability to accommodate changes in customer orders.

Historically, neither we nor Intellon has obtained firm, long-term purchase commitments from its customers. Even after purchase orders are received, customers may cancel or reschedule these orders or request a decrease in production quantities. Any rescheduling, cancellation or decrease could subject the combined company to a number of risks, most notably that projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess or obsolete inventory which the combined company may be unable to sell to other customers. Both we and Intellon in the past had customers dramatically increase our respective requested production quantities in excess of our previously stated forecasts and with little or no advance notice. If customer demands are not fulfilled in a timely manner in full, customers may cancel their orders.

Like us, Intellon places orders with the manufacturers of its products according to its estimates of customer demand. Because of the lead time associated with fabrication of Intellon’s semiconductors, forecasts of demand for its products must be made in advance of customer orders. This process will require us to make multiple demand forecast assumptions with respect to both the customers and the end-users of the equipment and devices into which Intellon’s products are incorporated. Our demand forecast accuracy can be adversely affected by a number of factors outside of our control, including inaccurate forecasting and changes in orders placed by the customers of Intellon’s products, changes in market conditions, adverse changes in product order mix and customer demand for Intellon products.

If we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities and could lose market share in the markets served by Intellon’s products. In addition, our inability to meet customer requirements for Intellon products could lead to delays in product shipments, force customers to identify alternative sources and otherwise adversely affect its ongoing relationships with customers of Intellon products. If we are unable to adequately respond to changes made to purchase orders and production demands of customers of Intellon products following the acquisition, our existing customer relationships and those of Intellon may be adversely affected and we may not achieve the revenue growth that we expect to result from the acquisition.

Even if we are successful in achieving customer design wins for Intellon products, we may not realize the revenue growth and other benefits we expect to achieve from the acquisition.

The nature of the design process for Intellon products requires that significant expenses be incurred prior to recognizing revenues associated with those expenses, which may harm the financial results of the combined company. Even if a customer designs one of Intellon’s products into its product offering, there can be no assurance that its product will be commercially successful, that we will receive any revenues from that manufacturer or that a successor design will include an Intellon product. As a result, we may be unable to accurately forecast the volume and timing of orders and revenues associated with any new product introductions, which could adversely affect our results of operations. If we are unable to realize the revenue growth we expect to achieve from customer design wins for Intellon products, we may not achieve the operational results we anticipate following the acquisition and our business may be adversely impacted. In addition, the loss of key employees at Intellon could impair our ability to achieve future design wins.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration for Intellon’s semiconductor solutions, which may result in reduced manufacturing yields, delays in product deliveries, increased expenses and loss of design wins and sales.

In order to remain competitive and reduce costs, we believe that, over time, it may be necessary to migrate Intellon’s products to smaller geometry process technologies and to integrate additional functionality into a single chip. Any transition or design integration would require us to redesign the applicable product and require the combined company and its foundry partners to use new or modified manufacturing processes for the product. Because of our lack of experience with Intellon’s products and technology, we may not be as successful in migrating Intellon’s products to smaller geometry process technologies or in achieving higher levels of design integration as we have been with its own products. We will also depend on our relationships with foundry subcontractors to transition to smaller geometry processes and to achieve higher levels of design integration successfully. If we experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration for Intellon products, we may experience reduced manufacturing yields, delays in product deliveries, increased expenses and loss of design wins and sales, any of which could prevent us from realizing the anticipated benefits from the acquisition.

We expect to rely on third-party technologies for the development of Intellon’s products, and our inability to use these technologies in the future could harm the combined company’s ability to compete in Intellon’s markets.

Intellon relies on third parties for technologies that are used in the manufacturing of its products, such as wafer fabrication and assembly and test technologies used by its contract manufacturers. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly following the acquisition, we may not be able to secure alternatives in a timely manner, and our ability to remain competitive in the markets served by Intellon would be harmed. If we are unable to license technology from third parties on commercially reasonable terms in order to continue to develop current products or to develop future products for the markets served by Intellon, we may not be able to develop these products in a timely manner or at all.

The average selling prices of our products and those of Intellon have declined in the past and may continue to decline following the acquisition, which could reduce the combined company’s revenue and gross margin.

The average selling prices of our products and those of Intellon have generally declined over the course of their commercial lives, principally due to the supply of competing products, reduction in demand from customers, pressure from customers to reduce prices and product cycle changes. These trends are expected to continue in the combined company. Declining average selling prices for Intellon products can adversely affect the combined company’s future operating results and prevent the combined company from realizing the anticipated growth from the acquisition. For the combined company to achieve the operating results it expects following the acquisition, it will need to develop and introduce new products and product enhancements for the Intellon business on a timely basis, while controlling costs. If we are unable to offset any reductions in average selling prices by increasing sales volumes and achieving corresponding production cost reductions, or if we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

We will continue to face strong competition within the semiconductor industry following the acquisition of Intellon, which could adversely affect the revenue growth and operating results of the combined company.

The semiconductor industry is extremely competitive. Although the acquisition of Intellon may increase our customer base and resources, many of our current competitors and those of Intellon will continue to have more diverse customer bases and greater financial and other resources than the combined company will have. Its competitors may better anticipate customer and industry demands and respond more quickly and efficiently to those demands, such as with product offerings, financial discounts or other incentives. We cannot assure you that the combined company will be able to compete effectively against these competitors.

        The acquisition of Intellon will expose us to a new field of competitors with which we may have limited familiarity. Because we and Intellon provide semiconductor solutions for distinct, although complementary, market segments, the combined company will face significantly more competition than either company faced before the acquisition. Within our target markets, we currently compete primarily with Broadcom Corporation, Cambridge Silicon Radio, Intel Corporation, Entropic Communications, Inc., Marvell Technology Group Ltd., MediaTek, Inc., Ralink Technology Corporation and Realtek Semiconductor Corp. Within the powerline market, Intellon currently competes primarily with Arkados Group Inc., Design of Systems on Silicon, Gigle Semiconductor, Maxim Integrated Products, Inc., Panasonic, and Spidcom Technologies S.A. Intellon also faces competition from a large number of companies that offer other wireline and wireless communications ICs based on various technologies, including Broadcom Corporation, CopperGate Communications Ltd., Entropic Communications, Inc., Marvell Technology Group Ltd., Realtek Semiconductor Corp., Texas Instruments Incorporated and others. Intellon expects competition to increase and intensify as more and larger IC manufacturers enter its markets, and as we enter new markets and pursues additional applications for its products, we expects to face competition from an even larger number of competitors. If the combined company cannot compete successfully, its business, operating results and financial condition could be significantly harmed.

The current global recession and the downturn in the semiconductor industry could adversely affect the operating results and stock price of the combined company in a material manner.

The semiconductor industry in which we and Intellon operate is highly cyclical and has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. The industry is experiencing a significant downturn during the current global recession. These downturns are frequently characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in the revenue and results of operations of the combined company as evidenced by the 29% and 11% sequential decreases in our revenue during the fourth quarter of 2008 and the first quarter of 2009, respectively, and the 26% sequential decrease in Intellon’s revenue during the first quarter of 2009. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact the combined company’s gross profits. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could negatively impact the revenue, business, financial condition and results of operations of the combined company. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect the combined company’s ability to ship sufficient products to meet its customers’ purchase requests. Accordingly, the combined company’s operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in the combined company’s stock price.

General worldwide economic conditions significantly deteriorated commencing in the second half of 2008 due to many factors including credit conditions and liquidity concerns resulting from the financial crisis affecting the banking system and financial markets, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Although conditions in the semiconductor market in which we participate have recently improved, if general global economic conditions do not improve or deteriorate further, it could adversely affect the semiconductor market and be extremely difficult for the combined company, its customers and its vendors to accurately forecast and plan future business activities, and it could cause U.S. and foreign businesses to slow spending on the combined company’s products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, the combined company’s customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments. If that were to occur, the combined company may be required to increase its allowance for doubtful accounts and its accounts receivable days sales outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce the combined company’s revenue or its percentage of revenue growth on a quarter-to-quarter basis and result in the combined company having excess inventory. We and Intellon cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, either worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy does not improve from its current condition or if it continues to deteriorate, or if the semiconductor market deteriorates or does not continue to improve, the customers or potential customers of the combined company could reduce or delay their purchases, which would adversely impact the combined company’s revenues and its ability to manage inventory levels, collect customer receivables and, ultimately, the combined company’s profitability. In addition, the combined company may record additional charges related to the restructuring of its business and the impairment of its goodwill and other long-lived assets, and its business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a negative impact on the results of the combined company’s operations.

The combined company’s gross margins may fluctuate in future periods, which could have a significant impact on the combined company’s financial results.

The gross margins on our products and those of Intellon historically have varied significantly, and the combined company’s gross margins may continue to vary from quarter to quarter as a result of changes in product and customer revenue mix and the combined company’s ability to reduce costs as the average selling prices of its products decline. The gross margins on the combined company’s products may also fluctuate as a result of changes in general market conditions and overall customer demand for its products. To the extent that the combined company experiences fluctuating or declining gross margins on our products or those of Intellon in any particular period following the acquisition, its business, results of operations and financial condition could suffer.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 8, 2009, by and among Atheros Communications, Inc, Iceman Acquisition One Corporation, Iceman Acquisition Two LLC and Intellon Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2009, and incorporated herein by reference).

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. The Registrant will furnish copies of the omitted exhibits and schedule to the SEC upon request.

Exhibit A                 Form of Support Agreement

Exhibit B                 Form of Parent Tax Representation Letter

Exhibit C                 Form of Company Tax Representation Letter

Exhibit D                 Form of License Agreement

Exhibit E                 Form of Pillsbury Winthrop Shaw Pittman LLP Tax Opinion

Schedule                 A Certain Employee Arrangements

10.1	Form of Support Agreement, in connection with Agreement and Plan of Merger by and among Atheros Communications, Inc, Iceman Acquisition One Corporation, Iceman Acquisition Two LLC and Intellon Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2009, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 19, 2009

ATHEROS COMMUNICATIONS, INC.

/s/ CRAIG H. BARRATT
Craig H. Barratt
President and Chief Executive Officer (Principal executive officer)

/s/ JACK R. LAZAR
Jack R. Lazar
Chief Financial Officer, Vice President of Corporate Development and Secretary (Duly authorized officer and principal financial officer)

/s/ DAVID D. TORRE
David D. Torre
Vice President and Chief Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 8, 2009, by and among Atheros Communications, Inc, Iceman Acquisition One Corporation, Iceman Acquisition Two LLC and Intellon Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2009, and incorporated herein by reference).

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. The Registrant will furnish copies of the omitted exhibits and schedule to the SEC upon request.

Exhibit A                 Form of Support Agreement

Exhibit B                 Form of Parent Tax Representation Letter

Exhibit C                 Form of Company Tax Representation Letter

Exhibit D                 Form of License Agreement

Exhibit E                 Form of Pillsbury Winthrop Shaw Pittman LLP Tax Opinion

Schedule A             Certain Employee Arrangements

10.1	Form of Support Agreement, in connection with Agreement and Plan of Merger by and among Atheros Communications, Inc, Iceman Acquisition One Corporation, Iceman Acquisition Two LLC and Intellon Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2009, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.