Form 10-Q
period 2010-03-31
ATHEROS COMMUNICATIONS INC
filed 2010-04-20
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 14, 2010, 69,925,055 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$128,927	$148,376
Short-term marketable securities	314,684	253,859
Accounts receivable, net	69,818	58,012
Inventory	80,385	70,396
Prepaid expenses, deferred income taxes and other current assets	27,190	26,985

Total current assets	621,004	557,628
Property and equipment, net	14,482	14,955
Long-term investments	12,899	15,523
Goodwill	188,877	188,877
Acquired intangible assets, net	126,237	135,352
Deferred income taxes and other assets	4,062	3,014

Total assets	$967,561	$915,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,519	$59,866
Accrued and other current liabilities	77,684	81,202

Total current liabilities	139,203	141,068

Deferred income taxes and other long-term liabilities	41,697	42,421
Commitments and contingencies

Stockholders’ equity:
Common stock	699,618	663,474
Accumulated other comprehensive income	787	1,869
Retained earnings	86,256	66,517

Total stockholders’ equity	786,661	731,860

Total liabilities and stockholders’ equity	$967,561	$915,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$214,705	$87,925
Operating costs and expenses:
Cost of goods sold	111,315	45,844
Research and development	42,970	29,045
Sales and marketing	20,653	13,416
General and administrative	9,508	5,930
Amortization of acquired intangible assets	9,115	2,885
Acquisition-related charges	466	—

Total operating costs and expenses	194,027	97,120

Income (loss) from operations	20,678	(9,195)
Interest income, net	1,145	1,671
Realized gain (impairment) of long-term investments, net	196	(1,107)

Income (loss) before income taxes	22,019	(8,631)
Income tax benefit (provision)	(2,280)	1,079

Net income (loss)	$19,739	$(7,552)

Basic net income (loss) per share	$0.29	$(0.12)

Shares used in computing basic net income (loss) per share	68,791	60,918

Diluted net income (loss) per share	$0.27	$(0.12)

Shares used in computing diluted net income (loss) per share	71,813	60,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,739	$(7,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,787	1,855
Stock-based compensation	13,030	9,153
Impairment of long-term investments	370	1,107
Amortization of acquired intangible assets and other	11,749	2,885
Deferred income taxes	1,688	415
Tax benefit from employee stock-based awards	305	—
Excess tax benefit from employee stock-based awards	(286)	—
Change in assets and liabilities:
Accounts receivable	(11,806)	1,652
Inventory	(12,623)	18,262
Prepaid expenses and other assets	(3,269)	(3,916)
Accounts payable	1,187	(20,327)
Accrued and other current liabilities	(3,525)	(8,020)

Net cash provided by (used in) operating activities	18,346	(4,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(610)	(468)
Purchase of marketable securities	(107,663)	(20,716)
Maturities and sales of marketable securities	47,383	16,314

Net cash used in investing activities	(60,890)	(4,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	22,809	250
Excess tax benefits from employee stock-based awards	286	—

Net cash provided by financing activities	23,095	250

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,449)	(9,106)
CASH AND CASH EQUIVALENTS, Beginning of period	148,376	114,530

CASH AND CASH EQUIVALENTS, End of period	$128,927	$105,424

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

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2009 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company reclassified certain amounts reported in the previous period to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K, as filed on February 12, 2010 with the SEC (the “Annual Report”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2009 included in the Annual Report.

Product Warranty – Components of the accrual for warranty costs during the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$2,605	$1,433
Additions related to current period sales	2,007	530
Warranty costs incurred in the current period	(317)	(309)
Adjustments to accruals related to prior period sales	(833)	(403)

Ending balance	$3,462	$1,251

Recent Accounting Pronouncements – With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective April 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

3. Financial Instruments

The following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of March 31, 2010 (in thousands):

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$29,953	$29,953	$—	$—
U.S. government securities	172,478	26,697	145,781	—
Corporate bonds and notes	122,222	—	122,222	—
Commercial paper	42,891	—	42,891	—
Auction-rate securities and other	10,899	—	—	10,899

Total	$378,443	$56,650	$310,894	$10,899

The Company’s Level 2 asset values were based on either the last trade of the security, broker or dealer quotes or the pricing of a similar security.

The Company’s Level 3 assets consist of long-term auction-rate securities and perpetual, non-cumulative preferred stocks, which were acquired as the result of the forced conversion of certain auction-rate securities. In April 2010, the Company sold certain of these auction-rate securities. Therefore, at March 31, 2010 the Company has valued these securities using the sales price. For all other auction-rate securities and related preferred stock, the Company used a discounted cash flow model to value the investments (see Note 5).

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2009 (in thousands):

Auction-Rate Securities
Three Months Ended March 31, 2010
Balance, January 1, 2010	$13,523
Total losses - realized/unrealized
Included in earnings	(370)
Included in other comprehensive income	(765)
Purchases, issuances and settlements	(1,489)
Transfers in and/or out of Level 3	—

Balance, March 31, 2010	$10,899

Total losses for the period included in earnings relating to assets still held at March 31, 2010	$(370)

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Short-term marketable securities consist of (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$29,953	$—	$—	$29,953
U.S. government securities	172,379	222	(123)	172,478
Corporate bonds and notes	121,624	639	(41)	122,222
Commercial paper	42,891	—	—	42,891

Total	366,847	861	(164)	367,544
Less: Amounts included in cash and cash equivalents	(52,860)	—	—	(52,860)

	$313,987	$861	$(164)	$314,684

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$91,625	$—	$—	$91,625
U.S. government securities	139,972	456	(138)	140,290
Corporate bonds and notes	112,972	861	(10)	113,823
Commercial paper	21,992	—	(2)	21,990

Total	366,561	1,317	(150)	367,728
Less: Amounts included in cash and cash equivalents	(113,871)	(3)	5	(113,869)

	$252,690	$1,314	$(145)	$253,859

The contractual maturities of available-for-sale debt securities at March 31, 2010 are presented in the following table (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$213,620	$214,482
Due between one and two years	100,367	100,202

	$313,987	$314,684

4. Inventory

Inventory consists of (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$40,176	$37,164
Work-in-process	28,250	18,166
Raw materials	11,959	15,066

Total	$80,385	$70,396

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Long-term Investments

Long-term investments consist of (in thousands):

	March 31, 2010	December 31, 2009
Auction-rate securities and other	$10,899	$13,523
Other long-term investments	2,000	2,000

Total	$12,899	$15,523

Long-term investments consist primarily of auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, the Company acquired perpetual, non-cumulative preferred stock (“Preferred Stock”) issued by two monoline insurance companies that is currently illiquid, with an original par value of $7,500,000, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities held by the Company. In February 2010, the Company sold one of its auction-rate securities with an original par value of $2,800,000 and a carrying value at December 31, 2009 of $1,489,000 for $1,568,000. As of March 31, 2010, the Company held auction-rate securities and Preferred Stock with an aggregate par value of $27,800,000 and a fair value of $10,899,000. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Since September 2007, there have been no active markets for these auction-rate securities and Preferred Stock. The Company will not be able to liquidate any of its remaining auction-rate securities or Preferred Stock until a buyer is found for these instruments or the securities are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.33% as of March 31, 2010. As of March 31, 2010, none of the Company’s Preferred Stocks are paying dividends. In April 2010, the Company sold certain of these auction-rate securities. Therefore, at March 31, 2010 the Company has valued these securities using the sales price. For all other auction-rate securities and Preferred Stock, the Company used a discounted cash flow model to value the investments. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. As of March 31, 2010, the Company has determined that, for its auction-rate securities and Preferred Stock, an other-than-temporary-impairment (“OTTI”) has occurred and the Company intends to sell these investment securities prior to any potential recovery. In the three months ended March 31, 2010 and 2009, the Company recorded OTTI charges for these securities of $370,000 and $1,107,000, respectively. To date, all OTTI losses on the Company’s long-term investments have been recorded in earnings.

6. Acquired Intangible Assets

The carrying amounts of the acquired amortizable intangible assets as of March 31, 2010 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$133,280	$(33,584)	$99,696
Customer relationships	23,298	(4,956)	18,342
Covenant not-to-compete	1,327	(1,170)	157
Backlog	2,428	(2,092)	336

Total (excluding in-process research and development)	$160,333	$(41,802)	$118,531

In addition, the Company acquired in-process research and development (“IPR&D”) of $7,706,000 in its acquisition of Intellon Corporation in December 2009. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related project, as it was determined that the underlying project had not reached technological feasibility at the date of acquisition. The IPR&D project represents the Company’s next-generation Powerline Communications (“PLC”) chip which includes enhanced throughput functionality to allow faster and increased processing of data. Upon completion of development, the acquired IPR&D will be amortized over the useful life of the completed technology.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for intangible assets was $9,115,000 and $2,885,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 estimated amortization expense for the remainder of fiscal 2010 and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010 (remainder)	$22,677
2011	24,862
2012	22,766
2013	22,730
2014	21,080
Thereafter	4,416

Total	$118,531

The carrying amounts of the acquired intangible assets as of December 31, 2009 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$133,280	$(26,879)	$106,401
Customer relationships	23,298	(4,175)	19,123
Covenant not-to-compete	1,327	(1,111)	216
Backlog	2,428	(522)	1,906

Total (excluding in-process research and development)	$160,333	$(32,687)	$127,646

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2010	December 31, 2009
Accrued customer incentives	$38,824	$37,426
Accrued compensation and benefits	20,080	24,090
Other liabilities	18,780	19,686

Total	$77,684	$81,202

8. Standby Letters of Credit

As of March 31, 2010, the Company had standby letters of credit outstanding totaling $2,246,000 to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit, which are classified in the Company’s balance sheet as other current assets.

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

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN Inc. filed two complaints against the Company and thirteen of the Company’s direct and indirect customers in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN seeks unspecified damages and other relief. The Company believes that it has meritorious defenses to such allegations and intends to defend these lawsuits vigorously. The Company has answered the complaints, denying all allegations and asserting affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. While the Company believes it has meritorious defense against Wi-LAN’s claim, there can be no assurance that the Company will be successful in such defense.

Wi-LAN Inc. v. Acer, Inc. et al.

On April 7, 2010, Wi-LAN Inc. also filed a complaint against the Company and 27 other defendants in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN Inc. alleges that certain of the Company’s products infringe U.S. Patent Number 5,515,369. Wi-LAN Inc. seeks unspecified damages and other relief. While the Company has undertaken an analysis of the patent, it has not yet answered the complaint.

Broadcom Corporation and Atheros Communications, Inc. v. Wi-LAN Inc.

On December 10, 2008, the Company and Broadcom filed a complaint for declaratory judgment against Wi-LAN Inc. in the U.S. District Court for Northern District of California, requesting the court to declare, among other things, that U.S. patent number 6,549,759, or the ’759 Patent, assigned to Wi-LAN is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘759 Patent. This declaratory judgment action stemmed from Wi-LAN's threat to add this patent into the complaints filed by Wi-LAN against the Company and others, now pending in the Eastern District of Texas. Similar declaratory judgment actions were filed by a number of other companies against Wi-LAN. More recently, the Company’s declaratory action against Wi-LAN has been transferred to the U.S. District Court for the Eastern District of Texas. There can be no assurance that the Company will be successful in seeking declaratory relief from Wi-LAN’s threat.

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

Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation

On November 10, 2009, the Company and Broadcom filed a complaint for declaratory judgment against Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) in the United States District Court for Eastern District of Texas, requesting the court to declare, among other things, that U.S. patent number 5,487,069, or the ‘’069 Patent, assigned to CSIRO is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘069 Patent. There can be no assurance that the Company will be successful in seeking declaratory relief from CSIRO’s threat.

Lonestar Inventions, LP. V. Atheros Communications, Inc et al.

On February 4, 2010, Lonestar Inventions, LP filed a complaint against the Company and PMC-Sierra, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division. In the complaint, Lonestar Inventions alleges that one of the Company’s products infringes U.S. Patent Number 5,208,725. Lonestar Inventions seeks unspecified damages and other relief. While the Company has undertaken an analysis of the patent, it has not yet answered the complaint.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Indemnifications

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any material costs in connection with these indemnification agreements through March 31, 2010.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees, subject to restrictions and after certain conditions are met to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through March 31, 2010, the Company has received a number of claims from its customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through March 31, 2010. In addition, certain of the Company’s customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle certain of these claims. The Company has been asked by certain of these customers and other third parties and is likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time the Company is unable to determine if or when the Company would be required to make any payments under these indemnification obligations or the amount of such payments. However, the amounts of any such payments could be significant.

10. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan, 2004 Stock Incentive Plan, 2009 Inducement Grant Incentive Plan and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Annual Report.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three months ended March 31, 2010 and 2009:

Option Plan Shares	Three Months Ended March 31,
	2010	2009
Estimated life (in years)	5.3	5.2
Expected volatility	47.1%	61.8%
Risk-free interest rate	2.7%	1.4%
Expected dividends	—	—
Weighted average grant-date fair value	$15.64	$7.75

During the three months ended March 31, 2010 and 2009 there were no purchases under the ESPP.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of sales	$216	$173
Research and development	6,599	4,616
Sales and marketing	4,067	2,842
General and administrative	2,148	1,522

Total	$13,030	$9,153

Management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At March 31, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $121,044,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006, and on a straight-line basis for awards granted after December 31, 2005, except for performance-based awards which are amortized on a graded vesting basis, over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures or achievability of established milestones. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Restricted Stock Units Activity

The following is a summary of option activity for the Company’s stock incentive plans for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	8,841	$18.39
Granted	833	34.48
Exercised	(1,397)	16.10
Forfeitures and cancellations	(40)	23.63

Outstanding at March 31, 2010	8,237	$20.38	5.71	$151,024

Exercisable at March 31, 2010	4,992	$16.53	4.59	$110,727

As of March 31, 2010, 7,726,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $19.91, a weighted average remaining contractual life of 5.57 years and an aggregate intrinsic value of $145,256,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 8,236,000 options that were in-the-money at March 31, 2010. During the three months ended March 31, 2010 and 2009, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $27,457,000 and $440,000, respectively, determined as of the date of option exercise. As of March 31, 2010, the Company had 3,669,000 authorized shares available for future issuance under all of its stock incentive plans.

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2010	3,172	$24.55
Granted	989	35.66
Vested	(457)	34.23
Forfeited	(15)	29.91

Nonvested stock at March 31, 2010	3,689	$35.04

The Company has granted restricted stock units whereby vesting is contingent upon the Company’s achievement of certain financial targets and service requirements.

The intrinsic value of vested restricted stock units was $15,392,000 and $2,725,000 in the three months ended March 31, 2010 and 2009, respectively. The total intrinsic value of all outstanding restricted stock units was $142,788,000 and $43,000,000 as of March 31, 2010 and 2009, respectively.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Income Taxes

As of December 31, 2009, the Company had approximately $42,193,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded an increase of its unrecognized tax benefits of $373,000 for the three months ended March 31, 2010.

The Company recorded a tax provision of $2,280,000 for the three months ended March 31, 2010. The Company’s estimated 2010 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, the benefit of state research and development income tax credits and certain discrete benefits received from employee stock incentive and stock purchase plans during the first three months of 2010.

The Company's federal income tax return for the year ended December 31, 2006 is under examination by the Internal Revenue Service.

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$19,739	$(7,552)

Denominator:
Weighted average basic shares outstanding	68,791	60,918
Effect of dilutive securities	3,022	—

Weighted average diluted shares outstanding	71,813	60,918

Basic net income (loss) per share	$0.29	$(0.12)

Diluted net income (loss) per share	$0.27	$(0.12)

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 1,092,000 and 5,550,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended March 31, 2010 and 2009, respectively, as their effect would have been antidilutive. In addition, for the three months ended March 31, 2009, the incremental shares from the assumed exercise of 1,334,000 stock options were not included in computing the dilutive per share amounts as the Company’s net loss would result in these options having an anti-dilutive effect.

13. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$19,739	$(7,552)
Other comprehensive income:
Unrealized gain (loss) on investments	(1,082)	141

Total comprehensive income (loss)	$18,657	$(7,411)

14. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the Chief Executive Officer.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information regarding net revenue by target market is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Networking	$110,306	$42,316
Personal Computers	74,934	27,206
Consumer	29,465	18,403

Net revenue	$214,705	$87,925

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended March 31,
	2010	2009
Taiwan	30%	32%
China	25	22
Japan	11	18
Hong Kong	15	14
United States	5	2
Other	14	12

Total	100%	100%

Significant Customers

During the three months ended March 31, 2010, Customer A accounted for 13% of the Company’s net revenue. During the three months ended March 31, 2009, Customer A and Customer B accounted for 17% and 16% of the Company’s net revenue, respectively. The Company has major concentrations of sales to a relatively small number of original design manufacturers which sell to a diversified base of end customers.

Customer A accounted for 20% and 15% of the Company’s accounts receivable balance as of March 31, 2010 and December 31, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the expected benefits of our strategic opportunities, the general conditions in the semiconductor industry, our expectations regarding the benefits and features of our products, our competitive position, the markets for our products, our average selling prices, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by original design manufacturers through to original equipment manufacturers outside Asia, estimated customer incentives, our estimated expenses, amortization of acquired intangible assets, cost of goods sold, our effective tax rate, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, the estimated market risk of our investments and foreign currency exchange risk, our auction-rate securities, our legal proceedings and our disclosure controls and procedures. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, general economic conditions, and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

The semiconductor industry in which we operate is highly cyclical and has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. The industry experienced a significant downturn during the recent global recession. These downturns are frequently characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in the revenue and results of our operations as evidenced by the 29% and 11% sequential decreases in our revenue during the fourth quarter of 2008 and the first quarter of 2009, respectively. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross profits. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could negatively impact the revenue, business, financial condition and our results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship sufficient products to meet our customers’ purchase requests. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price. Although conditions in the semiconductor industry have recently improved and we have experienced sequential revenue growth during each of the four preceding quarters ended March 31, 2010, there is no assurance that this trend will continue or at what rate.

         Revenue. Our revenue is derived primarily from the sale of wired and wireless chipsets. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless and wired system solutions such as access points, routers, wired and wireless switches, embedded laptop clients, handsets, cardbus, minicards, hand-held and console video game devices, set-top boxes, powerline adapters and personal navigation devices, or PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

During the three months ended March 31, 2010, Customer A accounted for 13% of our net revenue. During the three months ended March 31, 2009, Customer A and Customer B accounted for 17% and 16% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 83% and 88% of net revenue in the three months ended March 31, 2010 and 2009, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Acquisition-Related Charges. Acquisition-related charges include expenses incurred in connection with our acquisition activities including legal and severance costs related to employees terminated post acquisition.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and investment balances and realized gains or losses from the sale of marketable securities and auction-rate securities.

Realized gain (impairment) of long-term investments, net. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities and the related perpetual, non-cumulative preferred stock, or Preferred Stock, that resulted from the involuntarily exchange of certain auction-rate securities; these auction-rate securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the failure of these markets and the exposure of these securities to the financial condition of bond insurance companies. All of our auction-rate securities have been subject to multiple auction processes for which there have been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. Additionally, the market for the Preferred Stock we hold is limited. In April 2010, we sold certain of our auction-rate securities. Therefore, at March 31, 2010 we have valued these securities using the sales price. For all other auction-rate securities and related preferred stock, we used a discounted cash flow model to value the investments. To date, we have determined that, for our auction-rate securities and Preferred Stock, other-than-temporary-impairment, or OTTI, has occurred and we intend to sell these investment securities prior to recovery and therefore, we have recorded OTTI charges as a reduction to earnings.

Provision for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years. U.S. income tax has not been provided on earnings of our non-U.S. subsidiaries to the extent that such earnings are considered to be indefinitely reinvested.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 12, 2010 with the SEC, or the Annual Report, and there have been no material changes.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2010	2009
Consolidated Statements of Operations Data:
Net revenue	100%	100%
Operating costs and expenses:
Cost of goods sold	52	52
Research and development	20	33
Sales and marketing	10	15
General and administrative	4	7
Amortization of acquired intangible assets	4	3
Acquisition-related charges	—	—

Total operating costs and expenses	90	110

Income (loss) from operations	10	(10)
Interest income, net	—	2
Realized gain (impairment) of long-term investments, net	—	(1)
Income tax benefit (provision)	(1)	—

Net income (loss)	9%	(9)%

Comparison of Three Months Ended March 31, 2010 and 2009

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended March 31,
	2010	2009	% Change
Networking	$110,306	$42,316	161%
PC	74,934	27,206	175%
Consumer	29,465	18,403	60%

Net revenue	$214,705	$87,925	144%

During the quarter ended March 31, 2009, the semiconductor industry experienced a significant downturn. The increases in revenues in all of our target markets during the three months ended March 31, 2010 compared to 2009 were partially due to the impact of these unfavorable industry conditions in the first quarter of 2009.

The increase in revenue in our Networking channel during the three months ended March 31, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n, 802.11ag and 802.11g wireless networking products, our Ethernet solutions, resulting from further adoption of these products with our retail, carrier and enterprise customers and sales of PLC products introduced through our acquisition of Intellon Corporation, or Intellon, in December 2009. These increases were partially offset by decreased average selling prices for our 802.11n wireless networking products during the three months ended March 31, 2010 as compared with 2009.

The increase in revenue in our PC OEM channel during the three months ended March 31, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n wireless networking products and our Ethernet solutions. This was partially offset by decreased demand for our 802.11g solutions. Additionally, our 802.11g, 802.11n and Ethernet chipsets have all experienced decreases in average selling prices during the three months ended March 31, 2010 as compared with 2009.

The increase in revenue in our Consumer channel during the three months ended March 31, 2010 compared with 2009 resulted from the adoption of our mobile WLAN solutions due to increasing shipments of gaming, consumer electronics and mobile phone devices, partially offset by declining average selling prices.

Cost of Goods Sold

	Three Months Ended March 31,
	2010	2009	% Change
Cost of goods sold	$111,315	$45,844	143%
% of net revenue	52%	52%

Costs of goods sold as a percentage of revenue remained relatively flat during the three months ended March 31, 2010 compared with the three months ended March 31, 2009, primarily due to a decline in product costs related to supply chain efficiencies offset by declining average selling prices. We expect our cost of goods sold as a percentage of revenue to remain relatively stable in the second quarter of 2010 compared with the first quarter of 2010.

Research and Development

	Three Months Ended March 31,
	2010	2009	% Change
Research and development	$42,970	$29,045	48%
% of net revenue	20%	33%

The increase in research and development expenses of $13.9 million during the three months ended March 31, 2010 compared with the three months ended March 31, 2009, was primarily due to additional compensation-related costs of $9.4 million, partly attributable to a 27% increase in the number of employees engaged in research and development activities, due in part to our Intellon acquisition in December 2009. Of the increase in compensation related costs, $2.0 million was due to an increase in stock-based compensation. In addition, increased tapeout activity and the impact of tapeouts in lower geometries resulted in an increase of $1.6 million in research and development expenses during the three months ended March 31, 2010 as compared to the same period in the prior year. Software expenses increased by $1.0 million during the three months ended March 31, 2010 as compared to the same period in the prior year due to additional software amortization from an increase in licensed design tools to support our growing global engineering workforce. We anticipate that research and development expenses will increase in the second quarter of 2010 compared with the first quarter of 2010.

Sales and Marketing

	Three Months Ended March 31,
	2010	2009	% Change
Sales and marketing	$20,653	$13,416	54%
% of net revenue	10%	15%

The increase in sales and marketing expenses of $7.2 million during the three months ended March 31, 2010 compared with the three months ended March 31, 2009, was primarily due to additional compensation-related costs of $5.0 million, partly attributable to a 34% increase in the number of employees engaged in sales and marketing activities. Our sales and marketing personnel increased due to the addition of Intellon employees and employees we hired to support our growth. Of the increase in compensation-related expenses, $1.2 million was due to the increase in stock-based compensation. We anticipate that sales and marketing expenses will remain relatively flat or decline slightly in the second quarter of 2010 compared with the first quarter of 2009.

General and Administrative

	Three Months Ended March 31,
	2010	2009	% Change
General and administrative	$9,508	$5,930	60%
% of net revenue	4%	7%

General and administrative expenses increased $3.6 million during the three months ended March 31, 2010 compared with the three months ended March 31, 2009, primarily due to increases in compensation-related costs of $2.0 million, partially attributable to a 17% increase in the number of employees engaged in general and administrative activities including employees assumed in the Intellon acquisition in December 2009. We expect that general and administrative expenses will increase in the second quarter of 2010 compared with the first quarter of 2010.

Amortization of Acquired Intangible Assets

	Three Months Ended March 31,
	2010	2009	% Change
Amortization of acquired intangible assets	$9,115	$2,885	216%
% of net revenue	4%	3%

Amortization of acquired intangible assets increased by $6.2 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due to amortization of additional intangible assets acquired as a result of our Intellon acquisition in December 2009. We amortize acquisition-related identified intangibles on a straight-line basis over their estimated economic lives of three to five years for purchased technology, two to seven years for customer relationships and two to four years for covenants-not-to-compete. We expect that amortization of our acquired intangible assets will decrease in the second quarter of 2010 compared to the first quarter of 2010.

In addition, we acquired in-process research and development (“IPR&D”) of $7,706,000 in our acquisition of Intellon in December 2009. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related project, as it was determined that the underlying project had not reached technological feasibility at the date of acquisition. The IPR&D project represents our next-generation PLC chip which includes enhanced throughput functionality to allow faster and increased processing of data. Upon completion of development, the acquired IPR&D will be amortized over the useful life of the completed technology. As of March 31, 2010, there was no significant change to the expected costs and time to completion of the project.

Acquisition-Related Charges

Beginning January 1, 2009, as a result of changes in accounting standards, acquisition related costs are recognized separately from the acquisition consideration and are expensed as incurred. We recognized a total of $466,000 of acquisition-related charges during the three months ended March 31, 2010 in connection with our Intellon acquisition, consisting primarily of legal costs and severance costs related to employees of Intellon terminated post acquisition. We expect acquisition-related charges to decrease in the second quarter of 2010 as compared to the first quarter of 2010.

Interest Income, Net

	Three Months Ended March 31,
	2010	2009	% Change
Interest income, net	$1,145	$1,671	(31)%
% of net revenue	—%	2%

During the three months ended March 31, 2010, interest income decreased 31% compared with the three months ended March 31, 2009 due primarily to lower interest rates on our cash, cash equivalents, marketable securities and long-term investments. These decreases were partially offset by a 54% increase in our ending cash, cash equivalents and marketable securities balances as of March 31, 2010 resulting primarily from the generation of cash from operations and the exercise of employee stock options.

Realized gain (impairment) of long-term investments, net

Our long-term investments consist primarily of auction-rate securities and Preferred Stock. During the three months ended March 31, 2010, we determined that certain of our auction-rate securities and Preferred Stock were other-than-temporarily impaired and we recorded impairment charges of $370,000 to reduce the carrying value of certain of these auction-rate securities and Preferred Stock. This impairment was offset by a realized net gain of $566,000 during the same period. During the three months ended March 31, 2009, we recorded impairment charges of $1.1 million to reduce the carrying value of certain of these auction-rate securities and Preferred Stock. We have sold certain of these securities in April 2010 and intend to sell the remaining securities. See the discussion at “Liquidity and Capital Resources” in Part I Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Benefit/(Provision) for Income Taxes

	Three Months Ended March 31,
	2010	2009	% Change
Income tax benefit (provision)	$(2,280)	$1,079	(311)%
% of net revenue	1%	—%

The net provision for income taxes for the three months ended March 31, 2010, was $2.3 million, compared to a benefit of $1.1 million for the three months ended March 31, 2009. The provision for income taxes for the three months ended March 31, 2010 and the benefit for income taxes for the three months ended March 31, 2009 were derived using our estimated annual effective tax rates for 2010 and 2009, respectively. Our estimated annual 2010 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, from the benefit of state research and development tax credits, and due to certain discrete benefits received from transactions related to employee stock incentive and stock purchase plans during the first three months of 2010. Our effective tax rate may change during the remainder of 2010 if operating results differ significantly from current projections.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and proceeds from sale of common stock to our employees under employee stock compensation arrangements. Cash, cash equivalents and short-term marketable securities increased from $402.2 million at December 31, 2009 to $443.6 million at March 31, 2010.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$18,346	$(4,486)
Investing activities	(60,890)	(4,870)
Financing activities	23,095	250

Net decrease in cash and cash equivalents	$(19,449)	$(9,106)

Operating Activities

For the three months ended March 31, 2010, cash flow provided by operations of $18.3 million resulted primarily from our net income of $19.7 million and the following additional reasons:

•	Our net income included stock-based compensation, amortization of acquired intangible assets, depreciation and other non-cash charges. These non-cash charges totaled $28.6 million.

•	We invested $30.0 million in working capital for the three months ended March 31, 2010 primarily due to growth in inventories and receivables resulting from growth in our business.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable increased by $11.8 million in the first quarter of 2010, reflecting the timing of chipset sales and customer payments. Inventory increased $12.6 million in the first quarter of 2010 due to the timing of inventory shipments and receipts. Prepaid expenses and other assets increased by $3.3 million due primarily to increased employee contributions to our employee stock purchase plan. Accounts payable and accrued and other current liabilities decreased by $2.3 million in the first quarter of 2010, primarily due to the timing of inventory received and payments to our vendors.

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

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable decreased by $1.7 million in the first quarter of 2009, reflecting the timing of chipset sales and customer payments. Inventory decreased $18.3 million in the first quarter of 2009 due to reduced inventory purchases and our efforts to increase inventory turns. Prepaid expenses and other assets increased by $3.9 million due primarily to increased employee contributions to our employee stock purchase plan. Accounts payable and accrued and other current liabilities decreased by $28.3 million in the first quarter of 2009, primarily due to the timing of inventory received and payments to our vendors.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2010 and 2009 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $60.3 million and $4.4 million, respectively. Our investments are in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities, Preferred Stock and other cost-based investments.

We purchased $610,000 and $468,000 of property and equipment in the three months ended March 31, 2010 and 2009, respectively.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from stock option exercises of $22.8 million and $250,000 in the three months ended March 31, 2010 and 2009, respectively.

Liquidity

We expect to experience an increase in our operating expenses in absolute dollars for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and the expenditures associated with possible future acquisitions or other business combination transactions.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section of our Annual Report. We recorded $373,000 of additional liability due to unrecognized tax benefits in the three months ended March 31, 2010, and to date we have recorded a total of $32.3 million of unrecognized tax benefits as of March 31, 2010.

As of March 31, 2010, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of March 31, 2010, our investments were primarily in money market funds, corporate notes, corporate bonds, commercial paper, U.S. government securities and to a lesser extent, auction-rate securities, Preferred Stock and other cost-based investments. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities. Our long-term investments primarily consist of auction-rate securities and Preferred Stock, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments consist primarily of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, we acquired Preferred Stock issued by two monoline insurance companies that is currently illiquid, with an original par value of $7.5 million, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities we held. In February 2010, we sold one of our auction-rate securities with an original par value of $2.8 million and a carrying value at December 31, 2009 of $1.5 million for $1.6 million. As of March 31, 2010, we held auction-rate securities and Preferred Stock with an aggregate par value of $27.8 million and a fair value of $10.9 million. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Since September 2007, there have been no active markets for these auction-rate securities and Preferred Stock. We will not be able to liquidate any of our remaining auction-rate securities or Preferred Stock until a buyer is found for these instruments or the securities are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.33% as of March 31, 2010. As of March 31, 2010, none our Preferred Stocks are paying dividends. In April 2010, we sold certain of these auction-rate securities. Therefore, at March 31, 2010 we have valued these securities using the sales price. For all other auction-rate securities and Preferred Stock, we used a discounted cash flow model to value the investments. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. As of March 31, 2010, we have determined that, for our auction-rate securities and Preferred Stock, an OTTI has occurred and we intend to sell these investment securities prior to any potential recovery. In the three months ended March 31, 2010 and 2009, we recorded OTTI charges for these securities of $370,000 and $1,107,000, respectively. To date, all OTTI losses on the Company’s long-term investments have been recorded in earnings.

Currently, our direct exposure to foreign exchange rate fluctuations for revenues and cost of goods sold is not material. Our sales agreements generally provide for pricing and payment in U.S. dollars and, therefore, are not subject to exchange rate fluctuations. Similarly, the majority of our purchases related to cost of goods sold, are denominated and paid in U.S. dollars and, therefore, are not subject to exchange rate fluctuations. The risk associated with fluctuating currency exchange rates is generally limited to our operating expenses and capital expenditures denominated in currencies other than the U.S. dollar as over 50% of our employees are located outside of the U.S. Increases or decreases in the value of the U.S. dollar relative to other currencies could make our products more or less expensive, which could have an impact on our business. Future fluctuations in currency exchange rates could have a material impact on our business.

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

(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN Inc. filed two complaints against us and thirteen of our direct and indirect customers in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of our products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN seeks unspecified damages and other relief. We believe that we have meritorious defenses to such allegations and intend to defend these lawsuits vigorously. We have answered the complaints, denying all allegations and asserting affirmative defenses. We also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. While we believe we have meritorious defense against Wi-LAN’s claim, there can be no assurance that we will be successful in such defense.

Wi-LAN Inc. v. Acer, Inc. et al.

On April 7, 2010, Wi-LAN Inc. also filed a complaint against us and 27 other defendants in the United States District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN Inc. alleges that certain of our products infringe U.S. Patent Number 5,515,369. Wi-LAN Inc. seeks unspecified damages and other relief. While we have undertaken an analysis of the patent, we have not yet answered the complaint.

Broadcom Corporation and Atheros Communications, Inc. v. Wi-LAN Inc.

On December 10, 2008, we and Broadcom filed a complaint for declaratory judgment against Wi-LAN Inc. in the U.S. District Court for Northern District of California, requesting the court to declare, among other things, that U.S. patent number 6,549,759, or the ’759 Patent, assigned to Wi-LAN is invalid, unenforceable and that we do not infringe any valid claims of the ‘759 Patent. This declaratory judgment action stemmed from Wi-LAN’s threat to add this patent into the complaints filed by Wi-LAN against Atheros and others, now pending in the Eastern District of Texas. Similar declaratory judgment actions were filed by a number of other companies against Wi-LAN. More recently, our declaratory action against Wi-LAN has been transferred to the U.S. District Court for the Eastern District of Texas. There can be no assurance that we will be successful in seeking declaratory relief from Wi-LAN’s threat.

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

Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation

On November 10, 2009, we and Broadcom filed a complaint for declaratory judgment against Commonwealth Scientific and Industrial Research Organisation, or CSIRO, in the U.S. District Court for Eastern District of Texas, requesting the court to declare, among other things, that U.S. patent number 5,487,069, or the ‘’069 Patent, assigned to CSIRO is invalid, unenforceable and that we do not infringe any valid claims of the ‘069 Patent. There can be no assurance that we will be successful in seeking declaratory relief from CSIRO’s threat.

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

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth in our Annual Report, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in the Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

Item 5.	Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2010

ATHEROS COMMUNICATIONS, INC.

/s/ CRAIG H. BARRATT
Craig H. Barratt
President and Chief Executive Officer
(Principal executive officer)

/s/ JACK R. LAZAR
Jack R. Lazar
Chief Financial Officer, Vice President of Corporate Development, and Secretary
(Duly authorized officer and principal financial officer)

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