Form 10-Q
period 2010-06-30
ATHEROS COMMUNICATIONS INC
filed 2010-07-20
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 14, 2010, 70,830,199 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$175,333	$148,376
Short-term marketable securities	333,042	253,859
Accounts receivable, net	92,466	58,012
Inventory	87,322	70,396
Prepaid expenses, deferred income taxes and other current assets	28,647	26,985

Total current assets	716,810	557,628
Property and equipment, net	16,170	14,955
Long-term investments	7,000	15,523
Goodwill	188,877	188,877
Acquired intangible assets, net	117,971	135,352
Deferred income taxes and other assets	5,534	3,014

Total assets	$1,052,362	$915,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,323	$59,866
Accrued and other current liabilities	88,802	81,202

Total current liabilities	159,125	141,068

Deferred income taxes and other long-term liabilities	46,122	42,421
Commitments and contingencies
Stockholders’ equity:
Common stock	731,347	663,474
Accumulated other comprehensive income (loss)	(223)	1,869
Retained earnings	115,991	66,517

Total stockholders’ equity	847,115	731,860

Total liabilities and stockholders’ equity	$1,052,362	$915,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$238,219	$112,224	$452,924	$200,149
Operating costs and expenses:
Cost of goods sold	119,792	59,181	231,107	105,025
Research and development	46,459	30,480	89,429	59,525
Sales and marketing	22,055	14,305	42,708	27,721
General and administrative	10,686	6,872	20,194	12,802
Amortization of acquired intangible assets	8,266	2,885	17,381	5,770
Acquisition-related charges	317	—	783	—

Total operating costs and expenses	207,575	113,723	401,602	210,843

Income (loss) from operations	30,644	(1,499)	51,322	(10,694)
Interest income, net	1,140	1,563	2,285	3,234
Realized gain (impairment) of long-term investments, net	62	(30)	258	(1,137)

Income (loss) before income taxes	31,846	34	53,865	(8,597)
Income tax benefit (provision)	(2,111)	(284)	(4,391)	795

Net income (loss)	$29,735	$(250)	$49,474	$(7,802)

Basic net income (loss) per share	$0.42	$0.00	$0.71	$(0.13)

Shares used in computing basic net income (loss) per share	70,403	61,427	69,597	61,173

Diluted net income (loss) per share	$0.41	$0.00	$0.68	$(0.13)

Shares used in computing diluted net income (loss) per share	72,950	61,427	72,382	61,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,474	$(7,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,056	3,610
Stock-based compensation	27,756	19,891
Impairment of long-term investments	370	1,137
Amortization of acquired intangible assets and other	20,015	5,770
Deferred income taxes	3,559	105
Tax benefit from employee stock-based awards	327	717
Excess tax benefit from employee stock-based awards	(278)	(524)
Change in assets and liabilities:
Accounts receivable	(34,454)	11,633
Inventory	(19,560)	34,451
Prepaid expenses and other assets	452	(1,695)
Accounts payable	10,183	(13,618)
Accrued and other current liabilities	4,709	(13,220)

Net cash provided by operating activities	66,609	40,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,906)	(959)
Purchase of marketable securities	(255,140)	(99,875)
Maturities and sales of marketable securities	180,860	42,402
Other investments	(1,534)	—

Net cash used in investing activities	(79,720)	(58,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	39,790	5,928
Excess tax benefits from employee stock-based awards	278	524

Net cash provided by financing activities	40,068	6,452

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,957	(11,525)
CASH AND CASH EQUIVALENTS, Beginning of period	148,376	114,530

CASH AND CASH EQUIVALENTS, End of period	$175,333	$103,005

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K, as filed on February 12, 2010 with the SEC (the “Annual Report”). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2009 included in the Annual Report.

Product Warranty – Components of the accrual for warranty costs during the six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

	Six Months Ended June 30,
	2010	2009
Beginning balance	$2,605	$1,433
Additions related to current period sales	3,921	1,694
Warranty costs incurred in the current period	(938)	(1,133)
Adjustments to accruals related to prior period sales	(1,783)	(629)

Ending balance	$3,805	$1,365

Recent Accounting Pronouncements – With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company has not yet adopted the updated guidance and does not expect adoption to have a material impact on the Company’s consolidated results of operations or financial condition.

3. Business Combination

On December 15, 2009, the Company acquired 100% of the outstanding shares of Intellon Corporation (“Intellon”), a publicly-traded Orlando, Florida-based fabless semiconductor company that designs and sells integrated circuits (“ICs”) for high-speed communications over existing electrical wiring. As a result of this acquisition, the Company has enhanced its technology portfolio to include Intellon’s Powerline Communications (“PLC”) solutions for home networking, home entertainment, broadband-over-powerline access, Ethernet-over-Coax and smart grid management applications.

The results of operations of Intellon have been included in the Company’s consolidated statements of operations since the completion of the Intellon acquisition on December 15, 2009. The following table reflects the unaudited pro forma consolidated results of operations had the Intellon acquisition taken place at the beginning of 2009 (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net revenue	$129,699	$233,132
Net loss	$(7,089)	$(20,647)
Basic net loss per share	$(0.11)	$(0.31)
Diluted net loss per share	$(0.11)	$(0.31)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Intellon to reflect the additional cost of goods sold and amortization that would have been charged assuming the fair value adjustments to inventory and intangible assets had been applied from January 1, 2009, together with the consequential tax effects.

4. Financial Instruments

The following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of June 30, 2010 (in thousands):

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$54,743	$54,743	$—	$—
U.S. government securities	186,727	12,500	174,227	—
Corporate bonds and notes	152,899	—	152,899	—
Commercial paper	19,991	—	19,991	—
Auction-rate securities and other	5,000	—	—	5,000

Total	$419,360	$67,243	$347,117	$5,000

The Company’s Level 2 asset values were based on either the last trade of the security, broker or dealer quotes or the pricing of a similar security.

The Company’s Level 3 assets consist primarily of long-term auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, the Company acquired perpetual, non-cumulative preferred stock (“Preferred Stock”) issued by two monoline insurance companies that is currently illiquid, with an original par value of $7,500,000, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities held by the Company. As of June 30, 2010, the Company held auction-rate securities and Preferred Stock with an aggregate par value of $17,600,000 and a fair value of $5,000,000. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. Additionally, the market for the Preferred Stock held by the Company is limited. The Company will not be able to liquidate any of its remaining auction-rate securities or Preferred Stock until a buyer is found for these instruments or the securities are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.50% as of June 30, 2010. As of June 30, 2010, none of the Company’s Preferred Stocks are paying dividends. In July 2010, the Company sold certain of these auction-rate securities. Therefore, at June 30, 2010 the Company has valued these securities using the sales price, which approximates fair value. For all other auction-rate securities and Preferred Stock, the Company used a discounted cash flow model to value the investments. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. As of June 30, 2010, the Company has determined that, for its auction-rate securities and Preferred Stock, an other-than-temporary-impairment (“OTTI”) has occurred and the Company intends to sell these investment securities prior to any potential recovery. The Company recorded no OTTI and $62,000 in realized gains on the sale of certain auction rate securities in the three months ended June 30, 2010. The

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities in the six months ended June 30, 2010. In the three and six months ended June 30, 2009, the Company recorded OTTI charges for these securities of $30,000 and $1,137,000, respectively. To date, all OTTI losses on the Company’s long-term investments have been recorded in earnings.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the three and six month periods ended June 30, 2010 (in thousands):

	Level 3 Financial Assets
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning Balance	$10,899	$13,523
Total gains (losses) - realized/unrealized
Included in earnings	62	258
Included in accumulated other comprehensive income	(398)	(1,650)
Purchases, issuances and settlements	(5,563)	(7,131)
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2010	$5,000	5,000

Total losses for the period included in earnings relating to assets still held at June 30, 2010	$—	$—

Short-term marketable securities consist of (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$54,743	$—	$—	$54,743
U.S. government securities	186,473	261	(7)	186,727
Corporate bonds and notes	153,603	377	(1,081)	152,899
Commercial paper	19,988	3	—	19,991

Total	414,807	641	(1,088)	414,360
Less: Amounts included in cash and cash equivalents	(81,318)	—	—	(81,318)

	$333,489	$641	$(1,088)	$333,042

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$91,625	$—	$—	$91,625
U.S. government securities	139,972	456	(138)	140,290
Corporate bonds and notes	112,972	861	(10)	113,823
Commercial paper	21,992	—	(2)	21,990

Total	366,561	1,317	(150)	367,728
Less: Amounts included in cash and cash equivalents	(113,871)	(3)	5	(113,869)

	$252,690	$1,314	$(145)	$253,859

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual maturities of available-for-sale debt securities at June 30, 2010 are presented in the following table (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$262,002	$262,646
Due between one and two years	71,487	70,396

	$333,489	$333,042

5. Inventory

Inventory consists of (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$43,665	$37,164
Work-in-process	24,684	18,166
Raw materials	18,973	15,066

Total	$87,322	$70,396

6. Acquired Intangible Assets

The carrying amounts of the acquired amortizable intangible assets as of June 30, 2010 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$140,986	$(40,675)	$100,311
Customer relationships	23,298	(5,736)	17,562
Covenant not-to-compete	1,327	(1,229)	98
Backlog	2,428	(2,428)	—

Total	$168,039	$(50,068)	$117,971

The Company acquired in-process research and development (“IPR&D”) of $7,706,000 in its acquisition of Intellon in December 2009. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The related project was completed during the three months ended June 30, 2010, and the Company began amortizing the IPR&D as developed technology as technological feasibility had been established. The project represents the Company’s next-generation PLC chip which includes enhanced throughput functionality enabling faster and increased data processing over powerlines.

Amortization expense for intangible assets for the three and six months ended June 30, 2010 was $8,266,000 and $17,381,000, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2009 was $2,885,000 and $5,770,000, respectively. At June 30, 2010 estimated amortization expense for the remainder of fiscal 2010 and years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010 (remainder)	$15,567
2011	26,403
2012	24,307
2013	24,271
2014	22,622
Thereafter	4,801

Total	$117,971

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying amounts of the acquired intangible assets as of December 31, 2009 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$133,280	$(26,879)	$106,401
Customer relationships	23,298	(4,175)	19,123
Covenant not-to-compete	1,327	(1,111)	216
Backlog	2,428	(522)	1,906
IPR&D	7,706	—	7,706

Total	$168,039	$(32,687)	$135,352

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	June 30, 2010	December 31, 2009
Accrued customer incentives	$43,830	$37,426
Accrued compensation and benefits	21,205	24,090
Other liabilities	23,767	19,686

Total	$88,802	$81,202

8. Standby Letters of Credit

As of June 30, 2010, the Company had standby letters of credit outstanding totaling $1,715,000 to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit, which are classified in the Company’s balance sheet as other assets.

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

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN Inc. filed two complaints against the Company and thirteen of its direct and indirect customers in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN seeks unspecified damages and other relief. The Company believes that it has meritorious defenses to such allegations and intends to defend these lawsuits vigorously. The Company has answered the complaints, denying all allegations and asserting affirmative defenses. The Company has also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. On December 10, 2008, in response to Wi-LAN’s threat to add U.S. Patent number 6,549,759, or the ‘759 Patent, assigned to Wi-LAN, to the current lawsuits, the Company and Broadcom Corporation filed a complaint for declaratory judgment against Wi-LAN Inc. in the U.S. District Court for Northern District of California, requesting that court to declare, among other things, that the ‘759 Patent is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘759 Patent. This declaratory judgment action was combined with the earlier lawsuits in the Eastern District of Texas. While the Company believes it has meritorious defense against Wi-LAN’s claim and threat, there can be no assurance that the Company will be successful in such defense.

Wi-LAN Inc. v. Acer, Inc. et al.

On April 7, 2010, Wi-LAN Inc. also filed a complaint against the Company and 27 other defendants in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN Inc. alleges that certain of the Company’s products infringe U.S. Patent Number 5,515,369. Wi-LAN Inc. seeks unspecified damages and other relief. While the Company has undertaken an analysis of the patent, it has not yet answered the complaint.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Atheros Communications, Inc. v. Lehman Brothers, Inc.

On January 30, 2009, the Company filed a Proof of Claim in the U.S. Bankruptcy Court for the Southern District of New York against Lehman Brothers, Inc. seeking compensatory damages incurred in connection with Lehman Brothers’ investment of the Company’s cash in auction-rate securities and resulting losses of income and liquidity, as well as punitive damages. On the same day and for related reasons, the Company filed a Customer Claim against Lehman Brothers with the federal Securities Investor Protection Corporation. There can be no assurance that the Company will obtain compensation for the Company’s claims.

PACid Group, LLC v. Apple Inc. et al.

On March 30, 2009, PACid Group, LLC (“PACid”) filed a complaint against the Company and 18 other defendants in the U.S. District Court for the Eastern District of Texas, Tyler Division. In the complaint, PACid alleges that certain of the Company’s products infringe U.S. Patent Numbers 5,963,646 and 6,049,612 which relate to generation of encryption keys and methods of protecting information files using such keys. PACid seeks unspecified damages and other relief. The Company has answered the complaints, denying all allegations and asserting affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. However, there can be no assurance that the Company will be successful in such defense.

Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation

On November 10, 2009, the Company and Broadcom filed a complaint for declaratory judgment against Commonwealth Scientific and Industrial Research Organisation, (“CSIRO”), in the U.S. District Court for the Eastern District of Texas, Tyler Division, requesting the court to declare, among other things, that U.S. patent number 5,487,069, or the ‘’069 Patent, assigned to CSIRO is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘069 Patent. There can be no assurance that the Company will be successful in seeking declaratory relief from CSIRO’s threat.

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

U.S. Ethernet Innovations, LLC v. Acer, Inc. et al.

On October 9, 2009, U.S. Ethernet Innovations, LLC filed a complaint against a number of the Company’s customers. In its infringement contentions, U.S. Ethernet alleges that the Company’s customers’ products incorporating the Company’s products infringe U.S. Patent Number 5,299,313 (“the ‘313 Patent”). On May 28, 2010, the Company filed a Motion to Intervene in the Eastern District of Texas, Tyler Division. The court granted the motion on June 1, 2010, thereby admitting the Company into the lawsuit as a party in interest. In the Company’s complaint, the Company requested the court to declare, among other things, that the’313 Patent is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘313 Patent. However, there can be no assurance that the Company will be successful in seeking such relief.

Keranos, LLC v. Analog Devices, Inc. et al.

On June 23, 2010, Keranos, LLC. filed a complaint against the Company and numerous other entities in the U.S. District Court for the Eastern District of Texas, Marshall Division. In its infringement contentions, Keranos alleges that certain of the Company’s products infringe U.S. Patent Numbers 4,795,719, 4,868,629, and 5,042,009. Keranos seeks unspecified damages and other relief. We have undertaken an analysis of the patents and have not yet answered the complaint.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Indemnifications

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any material costs in connection with these indemnification agreements through June 30, 2010.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees, subject to restrictions and after certain conditions are met to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through June 30, 2010, the Company has received a number of claims from its customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through June 30, 2010. In addition, certain of the Company’s customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle certain of these claims. The Company has been asked by certain of these customers and other third parties and is likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time the Company is unable to determine if or when the Company would be required to make any payments under these indemnification obligations or the amount of such payments. However, the amounts of any such payments could be significant.

Operating Lease

In April 2010, the Company entered into an agreement to lease office space in San Jose, California for the Company’s corporate headquarters. The lease term is from August 1, 2010 through July 31, 2017. The premises consist of approximately 185,000 rentable square feet of space. The lease has been categorized as an operating lease, and the Company expects to incur approximately $16,261,000 in rent expense over the term of the lease.

10. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan, 2004 Stock Incentive Plan, 2009 Inducement Grant Incentive Plan and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Annual Report.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and six months ended June 30, 2010 and 2009:

Option Plan Shares	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Estimated life (in years)	5.3	5.3	5.3	5.2
Expected volatility	54.7%	50.9%	49.4%	60.1%
Risk-free interest rate	2.6%	1.7%	2.6%	1.5%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$17.97	$7.65	$16.35	$7.73

ESPP Plan Shares	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010		2009
Estimated life (in years)	0.5	0.5		0.5	0.5
Expected volatility	46.4%	56.9%		46.4%	56.9%
Risk-free interest rate	0.2%	0.3%		0.2%	0.3%
Expected dividends	—	—		—	—
Weighted average grant-date fair value	$7.49	$5.62		$7.49	$5.62

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$315	$186	$531	$359
Research and development	7,286	5,148	13,885	9,764
Sales and marketing	4,618	3,392	8,685	6,234
General and administrative	2,507	2,012	4,655	3,534

	$14,726	$10,738	$27,756	$19,891

Management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At June 30, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $117,528,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006, and on a straight-line basis for awards granted after December 31, 2005, except for performance-based awards which are amortized on a graded vesting basis, over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures or achievability of established milestones. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Restricted Stock Units Activity

The following is a summary of option activity for the Company’s stock incentive plans for the six months ended June 30, 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	8,841	$18.39
Granted	1,192	34.76
Exercised	(2,083)	16.30
Forfeitures and cancellations	(156)	29.06

Outstanding at June 30, 2010	7,794	$21.23	5.77	$61,735

Exercisable at June 30, 2010	4,665	$17.15	4.58	$51,370

As of June 30, 2010, 7,298,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $20.70, a weighted average remaining contractual life of 5.62 years and an aggregate intrinsic value of $60,324,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 4,975,000 options that were in-the-money at June 30, 2010. During the three and six months ended June 30, 2010, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $15,590,000 and $43,047,000, respectively, determined as of the date of option exercise. During the three and six months ended June 30, 2009, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1,939,000 and $2,379,000, respectively. As of June 30, 2010, the Company had 3,427,000 authorized shares available for future issuance under all of its stock incentive plans.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2010	3,172	$24.55
Granted	1,098	35.53
Vested	(655)	34.33
Forfeited	(131)	23.31

Nonvested stock at June 30, 2010	3,484	$26.22

The Company has granted restricted stock units whereby vesting is contingent upon the Company’s achievement of certain financial targets and service requirements.

The intrinsic value of restricted stock units vested was $6,684,000 and $2,554,000 in the three months ended June 30, 2010 and 2009, respectively. The intrinsic value of restricted stock units vested was $22,271,000 and $5,279,000 in the six months ended June 30, 2010 and 2009, respectively. The total intrinsic value of all outstanding restricted stock units was $95,960,000 and $52,913,000 as of June 30, 2010 and 2009, respectively.

11. Income Taxes

As of December 31, 2009, the Company had approximately $42,193,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $473,000 and $846,000 for the three and six months ended June 30, 2010, respectively.

The Company recorded a tax provision of $2,111,000 and $4,391,000 for the three and six months ended June 30, 2010, respectively. The Company recorded a tax provision of $284,000 and a tax benefit of $795,000 for the three and six months ended June 30, 2009, respectively. The Company’s estimated 2010 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, the benefit of state research and development income tax credits and certain discrete benefits received from transactions related to employee stock incentive and stock purchase plans.

The Internal Revenue Service (“IRS”) has concluded its audit of the Company's federal income tax return for the year ended December 31, 2006. The audit resulted in no change to the Company's Condensed Consolidated Financial Statements.

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$29,735	$(250)	$49,474	$(7,802)

Denominator:
Weighted average basic shares outstanding	70,403	61,427	69,597	61,173
Effect of dilutive securities	2,547	—	2,785	—

Weighted average diluted shares outstanding	72,950	61,427	72,382	61,173

Basic net income (loss) per share	$0.42	$0.00	$0.71	$(0.13)

Diluted net income (loss) per share	$0.41	$0.00	$0.68	$(0.13)

        The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 1,680,000 and 4,882,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended June 30, 2010 and 2009, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 1,245,000 and 4,985,000 shares of the Company’s common stock were excluded from the net income per share calculation in the six months ended June 30, 2010 and 2009, respectively, as their effect would have been antidilutive. In addition, for the three and six months ended June 30, 2009, the incremental shares from the assumed exercise of 1,593,000 and 1,464,000 stock options, respectively, were not included in computing the dilutive per share amounts because the Company’s net loss would result in these options having an anti-dilutive effect.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$29,735	$(250)	$49,474	$(7,802)
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	(1,010)	1,335	(2,092)	1,476

Total comprehensive income (loss)	$28,725	$1,085	$47,382	$(6,326)

14. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the Chief Executive Officer.

Information regarding net revenue by target market is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Networking	$129,357	$52,393	$239,663	$94,709
Personal Computers	67,355	43,726	142,289	70,931
Consumer	41,507	16,105	70,972	34,509

Net revenue	$238,219	$112,224	$452,924	$200,149

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
China	29%	23%	27%	23%
Taiwan	28	39	29	36
Hong Kong	16	15	15	14
Japan	11	11	11	14
United States	3	1	4	1
Other	13	11	14	12

Total	100%	100%	100%	100%

Significant Customers

Customer A accounted for 13% of the Company’s net revenue during both the three and six months ended June 30, 2010. During the three months ended June 30, 2009, Customer A accounted for 18% of the Company’s net revenue. During the six months ended June 30, 2009, Customer A and Customer B accounted for 18% and 11% of the Company’s net revenue, respectively. The Company has major concentrations of sales to a relatively small number of original design manufacturer customers which sell to a diversified base of end customers.

Customer A accounted for 18% and 15% of the Company’s accounts receivable balance as of June 30, 2010 and December 31, 2009, respectively.

15. Subsequent Events

        In July 2010, the Company entered into a definitive agreement to acquire Opulan Technologies Corporation, a privately held China-based fabless semiconductor company specializing in broadband access solutions. In the aggregate, the Company expects to pay approximately $72,181,000 in cash and additional contingent consideration. The Company expects to close the transaction in the third quarter of 2010, subject to customary closing conditions and regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the anticipated closing of the Opulan Technologies Corporation, or Opulan, acquisition, statements about the expected benefits of our strategic opportunities, the general conditions in the semiconductor industry, our expectations regarding the benefits and features of our products, our competitive position, the markets for our products, our average selling prices, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by original design manufacturers through to original equipment manufacturers outside Asia, estimated customer incentives, our estimated expenses, amortization of acquired intangible assets, cost of goods sold, acquisition-related charges, our effective tax rate, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, the estimated market risk of our investments and foreign currency exchange risk, our auction-rate securities, our legal proceedings and our disclosure controls and procedures. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, general economic conditions, and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a global leader in innovative technologies for wireless and wired communications products that are used by a broad base of customers, including manufacturers of personal computers, or PCs, networking equipment and consumer electronics devices. We combine our wireless and wired systems and software expertise with our high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufactured on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. Our ability to design radios using standard CMOS processes provides us with increased manufacturing flexibility and, we believe, a competitive advantage. Our product portfolio includes solutions for Wireless Local Area Network, or WLAN, Mobile WLAN, Ethernet, Bluetooth, Global Positioning System, or GPS, and Powerline Communications, or PLC.

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

On December 15, 2009, we acquired 100% of the outstanding shares of Intellon Corporation, or Intellon, a publicly-traded Orlando, Florida-based fabless semiconductor company that designs and sells integrated circuits, or ICs, for high-speed communications over existing electrical wiring. Through this acquisition, we have enhanced our technology portfolio to include Intellon’s PLC solutions for home networking, home entertainment, broadband-over-powerline access, Ethernet-over-Coax and smart grid management applications.

In July 2010, we entered into a definitive agreement to acquire Opulan, a privately held China-based fabless semiconductor company specializing in broadband access solutions. In the aggregate, we expect to pay $72.2 million in cash and additional contingent consideration. We expect to close the transaction in the third quarter of 2010, subject to customary closing conditions and regulatory approvals. Any forward-looking statements regarding our future results exclude the impact of the pending acquisition of Opulan.

The semiconductor industry in which we operate is highly cyclical and has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. The industry experienced a significant downturn during the recent global recession. These downturns are frequently characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in the revenue and results of our operations as evidenced by the 29% and 11% sequential decreases in our revenue during the fourth quarter of 2008 and the first quarter of 2009, respectively. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our profitability. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or communications markets to fully recover from downturns could negatively impact the revenue, business, financial condition and our results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which have and may affect our ability to ship sufficient products to meet our customers’ purchase requests. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price. Although conditions in the semiconductor industry have recently improved and we have experienced sequential revenue growth during each of the five preceding quarters ended June 30, 2010, there is no assurance that this trend will continue or at what rate.

Revenue. Our revenue is derived primarily from the sale of wired and wireless communication chipsets. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless and wired system solutions such as access points, routers, switches, embedded laptop clients, handsets, cardbus, minicards, hand-held and console video game devices, televisions, set-top boxes, powerline adapters and personal navigation devices, or PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue when we ship product to the customers based on approved quotes provided to the customer. Estimating incentive amounts requires that we make judgments regarding the percentage of committed incentives that will be submitted by our customers and the value of the incentives at the time of redemption. These estimates are adjusted on a quarterly basis to reflect actual sales data submitted by customers. These adjustments may have the effect of significantly increasing or decreasing net revenue in particular periods.

Customer A accounted for 13% of our net revenue during both the three and six months ended June 30, 2010. During the three months ended June 30, 2009, Customer A accounted for 18% our net revenue. During the six months ended June 30, 2009, Customer A and Customer B accounted for 18% and 11% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and direct OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 84% and 89% of net revenue in the six months ended June 30, 2010 and 2009, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, fluctuations in the price of raw materials such as gold used in the manufacturing of our chips, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and write downs to state inventory at the lower of cost or market caused by product obsolescence, transitions from older to newer products or significant declines in demand. Additionally, our cost of goods sold includes accruals for estimated warranty obligations, which we record when revenue is recognized. Estimated warranty obligations are adjusted each period to reflect actual warranty experience. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

Research and Development. Research and development expense relates primarily to compensation and associated costs related to research and development employees and contractors, mask and reticle costs, prototype wafers, software and computer-aided design software licenses, intellectual property license costs, reference design development costs, development testing and evaluation costs, regulatory testing costs, testing equipment, depreciation expense and allocated occupancy costs. All research and development costs are expensed as incurred.

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

Realized Gain (Impairment) of Long-Term Investments, net. Impairment of long-term investments relates to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities and the related perpetual, non-cumulative preferred stock, or Preferred Stock, that resulted from the involuntarily exchange of certain auction-rate securities; these auction-rate securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the failure of these markets and the exposure of these securities to the financial condition of bond insurance companies. All of our auction-rate securities have been subject to multiple auction processes for which there have been insufficient bidders on the scheduled rollover dates and the auctions have subsequently failed. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. Additionally, the market for the Preferred Stock we hold is limited. In July 2010, we sold certain of our auction-rate securities. Therefore, at June 30, 2010 we have valued these securities using the sales price. For all other auction-rate securities and related preferred stock, we used a discounted cash flow model to value the investments. To date, we have determined that, for our auction-rate securities and Preferred Stock, other-than-temporary-impairment, or OTTI, has occurred and we intend to sell these investment securities prior to recovery and therefore, we have recorded OTTI charges as a reduction to earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of goods sold	50	53	51	52
Research and development	20	27	20	30
Sales and marketing	9	13	9	14
General and administrative	5	6	5	6
Amortization of acquired intangible assets	3	2	4	3
Acquisition-related charges	—	—	—	—

Total operating costs and expenses	87	101	89	105

Income (loss) from operations	13	(1)	11	(5)
Interest income, net	—	1	1	2
Realized gain (impairment) of long-term investments, net	—	—	—	(1)
Income tax benefit (provision)	(1)	—	(1)	—

Net income (loss)	12%	—%	11%	(4)%

Comparison of Three and Six Months Ended June 30, 2010 and 2009

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Networking	$129,357	$52,393	147%	$239,663	$94,709	153%
PC OEM	67,355	43,726	54%	142,289	70,931	101%
Consumer	41,507	16,105	158%	70,972	34,509	106%

Net revenue	$238,219	$112,224	112%	$452,924	$200,149	126%

During the three and six months ended June 30, 2009, the semiconductor industry experienced a significant downturn. The increased revenue in each of our channels during the three and six months ended June 30, 2010 compared to 2009 was significantly impacted by these unfavorable industry conditions in the first six months of 2009 and the recovery of demand in 2010.

The increase in revenue in our Networking channel during the three months ended June 30, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n wireless networking products and our Ethernet solutions, resulting from further adoption of these products with our retail, carrier and enterprise customers and sales of PLC products introduced through our acquisition of Intellon Corporation, or Intellon, in December 2009. These increases were partially offset by decreased demand for our 802.11g and 802.11ag products and a decline in average selling prices for our 802.11n wireless networking products during the three months ended June 30, 2010 as compared with 2009.

The increase in revenue in our Networking channel during the six months ended June 30, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n, 802.11ag and 802.11g wireless networking products, our Ethernet solutions, resulting from further adoption of these products with our retail, carrier and enterprise customers and sales of PLC products. These increases were partially offset by a decline in average selling prices for our 802.11n wireless networking products during the six months ended June 30, 2010 as compared with 2009.

The increase in revenue in our PC OEM channel during the three and six months ended June 30, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n wireless networking products and our Ethernet solutions, partially offset by decreased demand for our 802.11g solutions. Additionally, our 802.11g, 802.11n and Ethernet chipsets have all experienced decreases in average selling prices during the three and six months ended June 30, 2010 as compared with 2009.

The increase in revenue in our Consumer channel during the three and six months ended June 30, 2010 compared with 2009 resulted from increased shipments of our 802.11g wireless networking products in WLAN enabled televisions, gaming, and mobile phone devices, partially offset by declining average selling prices.

Cost of Goods Sold

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Cost of goods sold	$119,792	$59,181	102%	$231,107	$105,025	120%
% of net revenue	50%	53%		51%	52%

Costs of goods sold as a percentage of revenue decreased during the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009, primarily due to sales of recently introduced cost-effective products including those acquired in our acquisition of Intellon in December 2009, as well as declines in product costs related to supply chain efficiencies. We expect our cost of goods sold as a percentage of revenue to remain relatively flat in the third quarter of 2010 compared with the second quarter of 2010.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Research and development	$46,459	$30,480	52%	$89,429	$59,525	50%
% of net revenue	20%	27%		20%	30%

The increase in research and development expenses of $16.0 million during the three months ended June 30, 2010 compared with the three months ended June 30, 2009, was primarily due to additional compensation-related costs of $10.1 million, partly attributable to a 36% increase in the number of employees engaged in research and development activities, due in part to our Intellon acquisition in December 2009. Of the increase in compensation related costs, $2.1 million was due to an increase in stock-based compensation. Software expense increased by $1.1 million during the three months ended June 30, 2010 as compared to the same period in the prior year due to additional software amortization from an increase in licensed design tools to support our growing global engineering workforce. We anticipate that research and development expenses will increase in the third quarter of 2010 compared with the second quarter of 2010.

The increase in research and development expenses of $29.9 million during the six months ended June 30, 2010 compared with the six months ended June 30, 2009, was primarily due to additional compensation-related costs of $19.5 million, partly attributable to a 36% increase in the number of employees engaged in research and development activities, due in part to our Intellon acquisition in December 2009. Of the increase in compensation related costs, $4.1 million was due to an increase in stock-based compensation. In addition, increased tapeout-related activity and the impact of tapeouts in lower geometries resulted in an increase of $2.2 million in expenses during the six months ended June 30, 2010 as compared to the same period in the prior year. Software expense increased by $2.2 million during the six months ended June 30, 2010 as compared to the same period in the prior year due to additional software amortization from an increase in licensed design tools to support our growing global engineering workforce.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Sales and marketing	$22,055	$14,305	54%	$42,708	$27,721	54%
% of net revenue	9%	13%		9%	14%

The increase in sales and marketing expenses of $7.8 million during the three months ended June 30, 2010 compared with the three months ended June 30, 2009, was primarily due to additional compensation-related costs of $5.2 million, partly attributable to a 43% increase in the number of employees engaged in sales and marketing activities we hired to support our growth. Of the increase in compensation-related costs, $1.2 million was due to stock-based compensation. We anticipate that sales and marketing expenses will remain relatively flat in the third quarter of 2010 compared with the second quarter of 2010.

The increase in sales and marketing expenses of $15.0 million during the six months ended June 30, 2010 compared with the six months ended June 30, 2009, was primarily due to additional compensation-related costs of $10.2 million, partly attributable to a 43% increase in the number of employees engaged in sales and marketing activities we hired to support our growth. Of the increase in compensation-related costs, $2.5 million was due to stock-based compensation.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
General and administrative	$10,686	$6,872	56%	$20,194	$12,802	58%
% of net revenue	5%	6%		5%	6%

General and administrative expenses increased $3.8 million during the three months ended June 30, 2010 compared with the three months ended June 30, 2009, primarily due to additional compensation-related costs of $1.7 million, partially attributable to an 18% increase in the number of employees engaged in general and administrative activities including employees assumed in the Intellon acquisition in December 2009. We expect that general and administrative expenses will remain relatively flat in the third quarter of 2010 compared with the second quarter of 2010.

General and administrative expenses increased $7.4 million during the six months ended June 30, 2010 compared with the six months ended June 30, 2009, primarily due to additional compensation-related costs of $3.7 million, partially attributable to an 18% increase in the number of employees engaged in general and administrative activities including employees assumed in the Intellon acquisition in December 2009. Of the increase in compensation-related expenses, $1.1 million was due to the increase in stock-based compensation. In addition, professional fees increased $1.2 million during the six months ended June 30, 2010 compared with the six months ended June 30, 2009 due to increased legal fees.

Amortization of Acquired Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Amortization of acquired intangible assets	$8,266	$2,885	187%	$17,381	$5,770	201%
% of net revenue	3%	2%		4%	3%

Amortization of acquired intangible assets increased by $5.4 million and $11.6 million during the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, due to amortization of additional intangible assets acquired as a result of our Intellon acquisition in December 2009. We amortize acquisition-related identified intangibles on a straight-line basis over their estimated economic lives of three to five years for purchased technology, two to seven years for customer relationships and two to four years for covenants-not-to-compete. We expect that amortization of our acquired intangible assets will decrease in the third quarter of 2010 compared to the second quarter of 2010.

In addition, we acquired in-process research and development, or IPR&D, of $7.7 million in our acquisition of Intellon in December 2009. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The related project was completed during the three months ended June 30, 2010, and we began amortizing the IPR&D as developed technology as technological feasibility had been established. The project represents our next-generation PLC chip which includes enhanced throughput functionality to enabling faster and increased data processing over powerlines.

Acquisition-Related Charges

We recognized a total of $317,000 and $783,000 of acquisition-related charges during the three and six months ended June 30, 2010, respectively, in connection with our acquisitions, consisting primarily of legal costs and severance costs related to employees of Intellon terminated post acquisition. We expect acquisition-related charges to increase in the third quarter of 2010 as compared to the second quarter of 2010.

Interest Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Interest income, net	$1,140	$1,563	(27)%	$2,285	$3,234	(29)%
% of net revenue	—%	1%		1%	2%

During the three and six months ended June 30, 2010, interest income decreased 27% and 29%, respectively, compared with the three and six months ended June 30, 2009 due primarily to lower interest rates on our cash, cash equivalents, marketable securities and long-term investments. These decreases were partially offset by a 49% increase in our ending cash, cash equivalents and marketable securities balances as of June 30, 2010 compared to June 30, 2009 resulting primarily from cash flow from operations and the exercise of employee stock options and purchases of our common stock pursuant to our employee stock purchase plan.

Realized Gain (Impairment) of Long-Term Investments, net

Our long-term investments consist primarily of auction-rate securities and Preferred Stock. As of June 30, 2010, we determined that certain of our auction-rate securities and Preferred Stock were other-than-temporarily impaired. We recorded no OTTI and $62,000 in realized gains on the sale of certain auction rate securities in the three months ended June 30, 2010. We recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities in the six months ended June 30, 2010. During the three and six months ended June 30, 2009, we recorded impairment charges of $30,000 and $1.1 million, respectively, to reduce the carrying value of certain of these auction-rate securities and Preferred Stock. We intend to sell the remaining securities. See the discussion at “Liquidity and Capital Resources” in Part I Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 4 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Benefit/(Provision) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Income tax benefit (provision)	$(2,111)	$(284)	(643)%	$(4,391)	$795	(652)%
% of net revenue	(1)%	—%		(1)%	—%

The net provision for income taxes for the three months ended June 30, 2010, was $2.1 million, compared to a provision of $284,000 for the three months ended June 30, 2009. The net provision for income taxes for the six months ended June 30, 2010, was $4.4 million, compared to a benefit of $795,000 for the six months ended June 30, 2009. The provision for income taxes for the three and six months ended June 30, 2010, and the provision for income taxes for the three months and the benefit for income taxes for the six months ended June 30, 2009 were derived using our estimated annual effective tax rate for 2010 and 2009, respectively. Our estimated annual 2010 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, from the benefit of state research and development tax credits, and due to certain discrete benefits received from transactions related to employee stock incentive and stock purchase plans during the first six months of 2010. Our effective tax rate may change during the remainder of 2010 if operating results differ significantly from current projections.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and proceeds from sale of common stock to our employees under employee stock compensation arrangements. Cash, cash equivalents and short-term marketable securities increased from $402.2 million at December 31, 2009 to $508.4 million at June 30, 2010.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$66,609	$40,455
Investing activities	(79,720)	(58,432)
Financing activities	40,068	6,452

Net increase (decrease) in cash and cash equivalents	$26,957	$(11,525)

Operating Activities

For the six months ended June 30, 2010, cash flow provided by operations of $66.6 million resulted primarily from our net income of $49.5 million and the following additional reasons:

•	Our net income included stock-based compensation, amortization of acquired intangible assets, depreciation and other non-cash charges. These non-cash charges totaled $55.8 million.

•	We invested $38.7 million in working capital for the three months ended June 30, 2010 primarily due to growth in inventories and receivables resulting from growth in our business.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable increased by $34.5 million in the first six months of 2010, reflecting the timing of chipset sales and customer payments. Inventory increased $19.6 million in the first six months of 2010 due to the timing of inventory shipments and receipts. Accounts payable and accrued and other current liabilities increased by $14.9 million in the first six months of 2010, primarily due to the timing of inventory received and payments to our vendors and additions to customer incentive balances.

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

Working capital changes included a decrease in accounts receivable of $11.6 million in the six months of 2009, reflecting the timing of chipset sales and customer payments. Inventory decreased $34.5 million in the first six months of 2009 due to reduced inventory purchases and our efforts to reduce overall inventory levels. Prepaid expenses and other current assets increased by $1.7 million in the first six months of 2009 due primarily to increased employee contributions to our employee stock purchase plan. Accounts payable and accrued and other current liabilities decreased by $26.8 million in the first six months of 2009, primarily due to the timing of inventory received and payments to our vendors and a reduction in customer incentive balances.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2010 and 2009 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $74.3 million and $57.5 million, respectively. Our investments are in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities, Preferred Stock and other cost-based investments.

We purchased $3.9 million and $959,000 of property and equipment in the three months ended June 30, 2010 and 2009, respectively.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $39.8 million and $5.9 million in the six months ended June 30, 2010 and 2009, respectively.

Liquidity

We expect to experience an increase in our operating expenses in absolute dollars for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and the expenditures associated with possible future acquisitions or other business combination transactions, including our pending acquisition of Opulan.

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section of our Annual Report. We recorded $473,000 and $846,000 of additional liability due to unrecognized tax benefits in the three and six months ended June 30, 2010, respectively, and to date we have recorded a total of $32.8 million of unrecognized tax benefits as of June 30, 2010.

In April 2010, we entered into an agreement to lease office space in San Jose, California for the Company’s corporate headquarters. The lease term is from August 1, 2010 through July 31, 2017. The premises consist of approximately 185,000 rentable square feet of space. The lease has been categorized as an operating lease, and we expect to incur approximately $16,261,000 in rent expense over the term of the lease.

As of June 30, 2010, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of June 30, 2010, our investments were primarily in money market funds, corporate notes, corporate bonds, commercial paper, U.S. government securities and to a lesser extent, auction-rate securities, Preferred Stock and other cost-based investments. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities. Our long-term investments primarily consist of auction-rate securities and Preferred Stock, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments consist primarily of auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. Additionally, we acquired perpetual, non-cumulative preferred stock, or Preferred Stock, issued by two monoline insurance companies that is currently illiquid, with an original par value of $7.5 million, in the fourth quarter of 2008, resulting from the forced conversion of two auction-rate securities we hold. As of June 30, 2010, we held auction-rate securities and Preferred Stock with an aggregate par value of $17.6 million and a fair value of $5.0 million. A portion of the auction-rate securities are collateralized by tradable short-term corporate and government notes, bonds and commercial paper. Since September 2007, there have been no active markets for these auction-rate securities and Preferred Stock. We will not be able to liquidate any of our remaining auction-rate securities or Preferred Stock until a buyer is found for these instruments or the securities are redeemed.

These auction-rate securities generally continue to earn and receive interest at the maximum contractual rate which averaged 2.50% as of June 30, 2010. As of June 30, 2010, none of our Preferred Stocks are paying dividends. In July 2010, we sold certain of these auction-rate securities. Therefore, at June 30, 2010 we have valued these securities using the sales price. For all other auction-rate securities and Preferred Stock, we used a discounted cash flow model to value the investments. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. As of June 30, 2010, we have determined that, for our auction-rate securities and Preferred Stock, an OTTI has occurred and we intend to sell these investment securities prior to any potential recovery. We recorded no OTTI and $62,000 in realized gains on the sale of certain auction rate securities in the three months ended June 30, 2010. We recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities in the six months ended June 30, 2010. In the three and six months ended June 30, 2009, we recorded OTTI charges for these securities of $30,000 and $1.1 million respectively. To date, all OTTI losses on our long-term investments have been recorded in earnings.

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

(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of our Annual Report.

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

Item 5.	Exhibits

Exhibit Number	Description

10.1	Office Lease, dated April 30, 2010, between the Registrant and CA-Skyport I Limited Partnership.

10.2	Amendment dated May 4, 2010, to 2004 Employee Stock Purchase Plan.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 20, 2010

ATHEROS COMMUNICATIONS, INC.

/S/ CRAIG H. BARRATT
Craig H. Barratt
President and Chief Executive Officer
(Principal executive officer)

/S/ JACK R. LAZAR
Jack R. Lazar
Chief Financial Officer, Vice President of Corporate Development, and Secretary
(Duly authorized officer and principal financial officer)

/S/ DAVID D. TORRE
David D. Torre
Vice President and Chief Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.1	Office Lease, dated April 30, 2010, between the Registrant and CA-Skyport I Limited Partnership.

10.2	Amendment dated May 4, 2010, to 2004 Employee Stock Purchase Plan.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.