Form 10-Q
period 2010-09-30
ATHEROS COMMUNICATIONS INC
filed 2010-10-26
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-50534

ATHEROS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0485570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Technology Drive, San Jose, CA 95110-1383

(Address of principal executive offices, Zip Code)

(408) 773-5200

(Registrant’s telephone number, including area code)

5480 Great America Parkway, Santa Clara, CA 95054

(Former name, former address and former fiscal year, if changed since the last report)

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

As of October 20, 2010, 71,583,392 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$109,770	$148,376
Short-term marketable securities	365,242	253,859
Accounts receivable, net	109,640	58,012
Inventory	95,477	70,396
Prepaid expenses, deferred income taxes and other current assets	27,289	26,985

Total current assets	707,418	557,628
Property and equipment, net	22,132	14,955
Long-term investments	13,935	15,523
Goodwill	221,961	188,877
Acquired intangible assets, net	164,020	135,352
Deferred income taxes and other assets	7,147	3,014

Total assets	$1,136,613	$915,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,752	$59,866
Accrued and other current liabilities	118,684	81,202

Total current liabilities	185,436	141,068

Deferred income taxes and other long-term liabilities	57,275	42,421
Commitments and contingencies
Stockholders’ equity:
Common stock	749,431	663,474
Accumulated other comprehensive income	364	1,869
Retained earnings	144,107	66,517

Total stockholders’ equity	893,902	731,860

Total liabilities and stockholders’ equity	$1,136,613	$915,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$247,086	$156,641	$700,010	$356,790
Operating costs and expenses:
Cost of goods sold	124,600	81,047	355,707	186,072
Research and development	49,587	32,619	139,016	92,144
Sales and marketing	22,864	14,872	65,572	42,593
General and administrative	10,842	8,178	31,036	20,980
Amortization of acquired intangible assets	8,851	2,580	26,232	8,350
Acquisition-related charges	797	977	1,580	977

Total operating costs and expenses	217,541	140,273	619,143	351,116

Income from operations	29,545	16,368	80,867	5,674
Interest income, net	1,010	1,351	3,295	4,585
Realized gain (impairment) of long-term investments, net	—	(874)	258	(2,011)

Income before income taxes	30,555	16,845	84,420	8,248
Income tax benefit (provision)	(2,439)	21,731	(6,830)	22,526

Net income	$28,116	$38,576	$77,590	$30,774

Basic net income per share	$0.40	$0.62	$1.11	$0.50

Shares used in computing basic net income per share	71,158	62,111	70,117	61,485

Diluted net income per share	$0.39	$0.60	$1.07	$0.49

Shares used in computing diluted net income per share	72,737	64,215	72,500	63,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,590	$30,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,328	5,264
Stock-based compensation	42,712	30,296
Impairment of long-term investments	370	2,011
Amortization of acquired intangible assets and other	28,931	8,350
Deferred income taxes	5,741	(23,429)
Tax benefit from employee stock-based awards	77	614
Excess tax benefit from employee stock-based awards	(58)	(586)
Change in assets and liabilities:
Accounts receivable	(50,757)	(2,951)
Inventory	(25,050)	26,635
Prepaid expenses and other assets	(132)	(4,765)
Accounts payable	6,544	8,121
Accrued and other current liabilities	20,967	(836)

Net cash provided by operating activities	113,263	79,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(70,627)	—
Purchase of property and equipment, net	(10,857)	(2,192)
Purchase of marketable securities	(391,109)	(145,729)
Maturities and sales of marketable securities	279,096	65,708
Other investment activity	(1,598)	541

Net cash used in investing activities	(195,095)	(81,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	43,168	9,745
Excess tax benefits from employee stock-based awards	58	586

Net cash provided by financing activities	43,226	10,331

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,606)	8,157
CASH AND CASH EQUIVALENTS, Beginning of period	148,376	114,530

CASH AND CASH EQUIVALENTS, End of period	$109,770	$122,687

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K, as filed on February 12, 2010 with the SEC (the “Annual Report”). The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2009 included in the Annual Report.

Product Warranty—Components of the accrual for warranty costs during the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009
Beginning balance	$2,605	$1,433
Additions related to current period sales	4,192	2,795
Warranty costs incurred in the current period	(1,257)	(1,607)
Adjustments to accruals related to prior period sales	(2,013)	(634)

Ending balance	$3,527	$1,987

Recent Accounting Pronouncements—With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company has not yet adopted the updated guidance and does not expect adoption to have a material impact on the Company’s consolidated results of operations or financial condition.

3. Business Combinations

Opulan Technologies Corporation

On August 31, 2010, the Company acquired 100% of the outstanding shares of Opulan Technologies Corporation (“Opulan”), a privately held Shanghai, China-based fabless semiconductor company that designs and sells broadband access integrated circuits (“ICs”). As a result of this acquisition, the Company expects to enhance its technology portfolio to include Opulan’s Passive Optical Networking (“PON”) and broadband multiplexing (“MUX”) solutions to expand the Company’s platform solutions for its networking customers and further expand its research and development capabilities in Asia.

Opulan’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning August 31, 2010. The revenue and operating results contributed by Opulan during the three months ended September 30, 2010 were not material. Acquisition costs related to the merger of Opulan of $659,000 and $883,000 were expensed as incurred in the Condensed Consolidated Statement of Operations in the three and nine months ended September 30, 2010, respectively.

Acquisition consideration

Under the terms of the merger agreement, the Company paid an aggregate of $71,739,000 in cash ($70,627,000 net of cash acquired). Of the consideration payable to Opulan, $7,196,000 has been placed into escrow pursuant to the terms of the merger agreement. Additionally, the Company may be required to pay up to $24,417,000 in cash to the former shareholders of Opulan as earn-out consideration based upon the achievement of specified revenue and employee retention targets over the twelve month period from September 1, 2010 through August 31, 2011. The fair value of the earn-out consideration at the acquisition date and September 30, 2010 was $10,011,000. The Company will assess the probability of achievement of the performance targets at the end of each reporting period, which may impact the fair value of the contingent consideration.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recognized amounts of identifiable assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method, and accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the total purchase price is summarized below (in thousands):

Acquisition Consideration Allocation
Net tangible assets acquired	$2,920
Deferred tax liabilities	(9,119)
Amortizable intangible assets:
Developed technology	18,761
Customer relationships	18,469
Trade name	175
In–process research and development	17,495
Goodwill	33,084

Total acquisition consideration allocation	$81,785

Identifiable intangible assets

Fair values for developed technology, customer relationships, trade name and in-process research and development (“IPR&D”) were determined based on the income approach and multi-period excess earnings method. The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Discount Rate Used	Estimated Useful Lives
Developed technology	37.4%	3 years
Customer relationships	38.6%	4 years
Trade name	37.0%	1 years
In–process research and development	38.5%	—

The fair value of the acquired IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. The amounts allocated to IPR&D represent the Company’s in-process PON and MUX projects. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life.

Goodwill

Goodwill represents the excess of the estimated acquisition consideration over the fair value of the underlying net tangible and intangible assets. The Company’s primary reasons for the Opulan acquisition were to accelerate its entrance into the PON and MUX markets, to reduce the time to develop new technologies and to provide more complete home networking solutions by offering a wireless networking, Ethernet and powerline combined platform for its customers. The acquisition also enhanced the Company’s engineering resources through the addition of Opulan’s research and development team. These significant factors were the basis for the recognition of goodwill. The goodwill is not expected to be deductible for tax purposes.

Intellon Corporation

On December 15, 2009, the Company acquired 100% of the outstanding shares of Intellon Corporation (“Intellon”), a publicly-traded Orlando, Florida-based fabless semiconductor company that designs and sells ICs for high-speed communications over existing electrical wiring. As a result of this acquisition, the Company has enhanced its technology portfolio to include Intellon’s Powerline Communications (“PLC”) solutions for home networking, home entertainment, broadband-over-powerline access, Ethernet-over-Coax and smart grid management applications. The results of operations of Intellon have been included in the Company’s consolidated statements of operations since the completion of the Intellon acquisition on December 15, 2009.

Pro forma financial information

The results of operations of Intellon and Opulan have been included in the Company’s consolidated statements of operations since the completion of the Intellon acquisition on December 15, 2009 and the completion of the Opulan acquisition on August 31, 2010, respectively. For the three and nine months ended September 30, 2009 the following table reflects the unaudited pro forma

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

consolidated results of operations had the Intellon and Opulan acquisitions taken place at the beginning of 2009, and for the three and nine months ended September 30, 2010 the following table reflects the unaudited pro forma consolidated results of operations had the Opulan acquisition had taken place at the beginning of 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$248,098	$178,729	$708,568	$414,553
Net income (loss)	$23,827	$31,586	$67,075	$(8,670)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Intellon and Opulan to reflect the additional cost of goods sold and amortization that would have been charged assuming the fair value adjustments to inventory and intangible assets had been applied from January 1, 2009, together with the consequential tax effects.

4. Financial Instruments

The following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of September 30, 2010 (in thousands):

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$48,496	$48,496	$—	$—
U.S. government securities	172,615	9,030	163,585	—
Corporate bonds and notes	182,107	—	182,107	—
Commercial paper	24,410	—	24,410	—
Auction-rate securities	4,435	—	—	4,435

Total	$432,063	$57,526	$370,102	$4,435

The Company’s Level 2 asset values were based on either the last trade of the security, broker or dealer quotes or the pricing of a similar security.

The Company’s Level 3 assets consist primarily of long-term auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. The Company will not be able to liquidate any of its remaining auction-rate securities until a buyer is found for these instruments or the securities are redeemed.

In October 2010, the Company sold certain of these auction-rate securities. Therefore, at September 30, 2010 the Company has valued these recently sold securities using the sales price, which approximates fair value. For all other auction-rate securities the Company used a discounted cash flow model to value the investments. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. The Company has determined that, for its auction-rate securities, an other-than-temporary-impairment (“OTTI”) has occurred and the Company intends to sell these investment securities prior to any potential recovery. The Company recorded no material OTTI in the three months ended September 30, 2010. The Company recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities in the nine months ended September 30, 2010. In the three and nine months ended September 30, 2009, the Company recorded OTTI charges for these securities of $874,000 and $2,011,000, respectively. To date, all OTTI losses on the Company’s long-term investments have been recorded in earnings. Additionally, the Company has $9,500,000 in cost-based investments.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets during the three and nine month periods ended September 30, 2010 (in thousands):

	Level 3 Financial Assets
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning Balance	$5,000	$13,523
Total gains (losses) - realized/unrealized
Included in earnings	—	258
Included in accumulated other comprehensive income	(204)	(1,854)
Purchases, issuances and settlements	(361)	(7,492)
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2010	$4,435	4,435

Total losses for the period included in earnings relating to assets still held at September 30, 2010	$(26)	$(26)

Short-term marketable securities consist of (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$48,496	$—	$—	$48,496
U.S. government securities	172,431	194	(10)	172,615
Corporate bonds and notes	181,692	542	(127)	182,107
Commercial paper	24,409	1	—	24,410

Total	427,028	737	(137)	427,628
Less: Amounts included in cash and cash equivalents	(62,387)	—	1	(62,386)

	$364,641	$737	$(136)	$365,242

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$91,625	$—	$—	$91,625
U.S. government securities	139,972	456	(138)	140,290
Corporate bonds and notes	112,972	861	(10)	113,823
Commercial paper	21,992	—	(2)	21,990

Total	366,561	1,317	(150)	367,728
Less: Amounts included in cash and cash equivalents	(113,871)	(3)	5	(113,869)

	$252,690	$1,314	$(145)	$253,859

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual maturities of available-for-sale debt securities at September 30, 2010 are presented in the following table (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$217,274	$217,593
Due between one and two years	147,367	147,649

	$364,641	$365,242

5. Inventory

Inventory consists of (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$49,181	$37,164
Work-in-process	29,921	18,166
Raw materials	16,375	15,066

Total	$95,477	$70,396

6. Goodwill and Acquired Intangible Assets

The following table presents the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2009	$188,877
Additions	33,084

Balance at September 30, 2010	$221,961

During the three and nine months ended September 30, 2010, goodwill increased by $33,084,000 due to the acquisition of Opulan (see Note 3).

The carrying amounts of the acquired amortizable intangible assets as of September 30, 2010 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$159,747	$(48,287)	$111,460
Customer relationships	41,767	(6,901)	34,866
Covenant not-to-compete	1,327	(1,288)	39
Trade name	175	(15)	160
Backlog	2,428	(2,428)	—
IPR&D	17,495	—	17,495

Total	$222,939	$(58,919)	$164,020

The Company acquired IPR&D of $17,495,000 through its acquisition of Opulan in August 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. At the time of the acquisition, the IPR&D represented the Company’s next generation MUX and PON projects. The MUX project represents the next generation carrier access aggregation device. The next generation PON projects will provide higher throughput over fiber networks. At September 30, 2010 the MUX project was approximately 91% complete with an estimated 4 months remaining until completion. At September 30, 2010, the PON projects were over 90% complete and the Company expects the projects to be completed during the fourth quarter of 2010. The estimated remaining costs to complete all projects were not material.

In addition, the Company acquired IPR&D of $7,706,000 in its acquisition of Intellon in December 2009. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The related project was completed during the three months ended June 30, 2010, and the Company began amortizing the IPR&D as developed technology when technological feasibility had been established. The project represents the Company’s next-generation PLC chip which includes enhanced throughput functionality enabling faster and increased data processing.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for intangible assets for the three and nine months ended September 30, 2010 was $8,851,000 and $26,232,000, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2009 was $2,580,000 and $8,350,000, respectively. At September 30, 2010 estimated amortization expense for the remainder of fiscal 2010 and years thereafter are as follows (in thousands, excluding IPR&D from the Opulan acquisition):

Estimated Amortization Expense
2010 (remainder)	$10,398
2011	37,391
2012	35,178
2013	33,057
2014	25,700
Thereafter	4,801

Total	$146,525

The carrying amounts of the acquired intangible assets as of December 31, 2009 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$133,280	$(26,879)	$106,401
Customer relationships	23,298	(4,175)	19,123
Covenant not-to-compete	1,327	(1,111)	216
Backlog	2,428	(522)	1,906
IPR&D	7,706	—	7,706

Total	$168,039	$(32,687)	$135,352

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2010	December 31, 2009
Accrued customer incentives	$50,762	$37,426
Accrued compensation and benefits	29,564	24,090
Acquisition-related contingent consideration	10,011	—
Other liabilities	28,347	19,686

Total	$118,684	$81,202

8. Standby Letters of Credit

As of September 30, 2010, the Company had standby letters of credit outstanding totaling $1,479,000 to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit, which are classified in the Company’s balance sheet as other assets.

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

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN Inc. filed two complaints against the Company and thirteen of its direct and indirect customers in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. Wi-LAN seeks unspecified damages and other relief. The Company believes that it has meritorious defenses to such allegations and intends to defend these lawsuits vigorously. The Company has answered the complaints, denying all allegations and asserting affirmative defenses. The Company has also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. On December 10, 2008, in response to Wi-LAN’s threat to add U.S. Patent number 6,549,759, (“ the ‘759 Patent”), assigned to Wi-LAN, to the current lawsuits, the Company and Broadcom Corporation filed a complaint for declaratory judgment against Wi-LAN Inc. in the U.S. District Court for Northern District of California, requesting that court to declare, among other things, that the ‘759 Patent is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘759 Patent. This declaratory judgment action was combined with the earlier lawsuits in the Eastern District of Texas. While the Company believes it has meritorious defenses against Wi-LAN’s claim and threat, there can be no assurance that the Company will be successful in such defense.

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

PACid Group, LLC v. Apple Inc. et al.

On March 30, 2009, PACid Group, LLC (“PACid”) filed a complaint against the Company and 18 other defendants in the U.S. District Court for the Eastern District of Texas, Tyler Division. In the complaint, PACid alleges that certain of the Company’s products infringe U.S. Patent Numbers 5,963,646 and 6,049,612 which relate to generation of encryption keys and methods of protecting information files using such keys. PACid seeks unspecified damages and other relief. All claims and counterclaims were dismissed with prejudice on October 5, 2010.

Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation

On November 10, 2009, the Company and Broadcom filed a complaint for declaratory judgment against Commonwealth Scientific and Industrial Research Organisation, (“CSIRO”), in the U.S. District Court for the Eastern District of Texas, Tyler Division, requesting the court to declare, among other things, that U.S. patent number 5,487,069, (“the ‘069 Patent”), assigned to CSIRO is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘069 Patent. There can be no assurance that the Company will be successful in seeking declaratory relief from CSIRO’s threat.

Lonestar Inventions, LP. V. Atheros Communications, Inc et al.

On February 4, 2010, Lonestar Inventions, LP filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas, Tyler Division. In the complaint, Lonestar Inventions alleges that one of the Company’s products infringes U.S. Patent Number 5,208,725. Lonestar Inventions seeks unspecified damages and other relief. The parties have agreed to settle the claims for an amount that is immaterial to the Company’s operations and financial position. All claims and counterclaims were dismissed with prejudice on August 19, 2010.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

U.S. Ethernet Innovations, LLC v. Acer, Inc. et al.

On October 9, 2009, U.S. Ethernet Innovations, LLC filed a complaint against a number of the Company’s customers. In its infringement contentions, U.S. Ethernet alleges that the Company’s customers’ products incorporating the Company’s products infringe U.S. Patent Number 5,299,313 (“the ‘313 Patent”). On May 28, 2010, the Company filed a Motion to Intervene in the Eastern District of Texas, Tyler Division. The court granted the motion on June 1, 2010, thereby admitting the Company into the lawsuit as a party in interest. In the Company’s complaint, the Company requested the court to declare, among other things, that the ‘313 Patent is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘313 Patent. The case was transferred to the Northern District of California on August 19, 2010. There can be no assurance that the Company will be successful in seeking declaratory relief.

Keranos, LLC v. Analog Devices, Inc. et al.

On June 23, 2010, Keranos, LLC filed a complaint against the Company and numerous other entities in the U.S. District Court for the Eastern District of Texas, Marshall Division. In its infringement contentions, Keranos alleges that certain of the Company’s products infringe U.S. Patent Numbers 4,795,719, 4,868,629, and 5,042,009. Keranos seeks unspecified damages and other relief. While the Company has undertaken an analysis of the patents, it has not yet answered the complaint.

Indemnifications

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any material costs in connection with these indemnification agreements through September 30, 2010.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees, subject to restrictions and after certain conditions are met to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through September 30, 2010, the Company has received a number of claims from its customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through September 30, 2010. In addition, certain of the Company’s customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle certain of these claims. The Company has been asked by certain of these customers and other third parties and is likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time the Company is unable to determine if or when the Company would be required to make any payments under these indemnification obligations or the amount of such payments. However, the amounts of any such payments could be significant.

Operating Lease

In April 2010, the Company entered into an agreement to lease office space in San Jose, California for the Company’s corporate headquarters. The lease term is from August 1, 2010 through July 31, 2017. The premises consist of approximately 185,000 rentable square feet of space. The lease has been categorized as an operating lease, and the Company expects to incur approximately $16,261,000 in rent expense over the term of the lease. The Company recorded $463,000 and $808,000 of rent expense related to the Company’s corporate headquarters during the three and nine months ended September 30, 2010. At September 30, 2010 estimated rent expense related to the Company’s corporate headquarters for the remainder of fiscal 2010 and years thereafter is as follows (in thousands):

Estimated Rent Expense
2010 (remainder)	$485
2011	1,939
2012	1,939
2013	2,388
2014	2,428
Thereafter	6,274

Total	$15,453

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan, 2004 Stock Incentive Plan, 2009 Inducement Grant Incentive Plan and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Annual Report.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and nine months ended September 30, 2010 and 2009:

Option Plan Shares	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Estimated life (in years)	5.3	5.4	5.3	5.3
Expected volatility	49.9%	50.6%	49.5%	58.7%
Risk-free interest rate	1.8%	2.5%	2.5%	1.6%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$12.24	$12.45	$15.56	$8.45

ESPP Plan Shares	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Estimated life (in years)	0.5	0.5	0.5	0.5
Expected volatility	46.4%	56.9%	46.4%	56.9%
Risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Expected dividends	—	—	—	—
Weighted average grant-date fair value	$7.49	$5.62	$7.49	$5.62

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$308	$178	$839	$537
Research and development	7,279	5,040	21,164	14,804
Sales and marketing	4,701	3,206	13,386	9,440
General and administrative	2,668	1,981	7,323	5,515

	$14,956	$10,405	$42,712	$30,296

Management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At September 30, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $109,316,000, net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006, and on a straight-line basis for awards granted after December 31, 2005, except for performance-based awards which are amortized on a graded vesting basis, over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures or achievability of established milestones. Future option grants will increase the amount of compensation expense to be recorded in these periods.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options and Restricted Stock Units Activity

The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended September 30, 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	8,841	$18.39
Granted	1,486	33.16
Exercised	(2,429)	15.33
Forfeitures and cancellations	(277)	30.30

Outstanding at September 30, 2010	7,621	$21.81	5.93	$50,283

Exercisable at September 30, 2010	4,580	$18.06	4.84	$42,310

As of September 30, 2010, 7,150,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $21.33, a weighted average remaining contractual life of 5.79 years and an aggregate intrinsic value of $49,327,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5,774,000 options that were in-the-money at September 30, 2010. During the three and nine months ended September 30, 2010, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $5,636,000 and $48,683,000, respectively, determined as of the date of option exercise. During the three and nine months ended September 30, 2009, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $7,235,000 and $9,614,000, respectively. As of September 30, 2010, the Company had 3,033,000 authorized shares available for future issuance under all of its stock incentive plans.

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2010	3,172	$24.55
Granted	1,312	34.03
Vested	(1,064)	30.41
Forfeited	(145)	24.11

Nonvested stock at September 30, 2010	3,275	$26.46

The Company has granted restricted stock units whereby vesting is contingent upon the Company’s achievement of certain financial targets and service requirements.

The intrinsic value of restricted stock units vested was $10,614,000 and $6,027,000 in the three months ended September 30, 2010 and 2009, respectively. The intrinsic value of restricted stock units vested was $32,897,000 and $11,306,000 in the nine months ended September 30, 2010 and 2009, respectively. The total intrinsic value of all outstanding restricted stock units was $86,292,000 and $77,196,000 as of September 30, 2010 and 2009, respectively.

11. Income Taxes

As of December 31, 2009, the Company had approximately $42,193,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $2,336,000 and $3,183,000 for the three and nine months ended September 30, 2010, respectively. During the quarter ended September 30, 2010, the Company reclassified approximately $4,469,000 of non-current income tax payable to non-current deferred income tax liability upon expiration of certain tax statutes. The amounts relate to US taxes previously provided by the Company on its non-US income, such income is not expected to be repatriated in the current year.

The Company recorded a tax provision of $2,439,000 and $6,830,000 for the three and nine months ended September 30, 2010, respectively. In August 2009, the Company settled a foreign tax liability related to a prior acquisition, resulting in a one-time benefit of $21,706,000. The Company’s estimated 2010 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, the benefit of state research and development income tax credits and certain discrete benefits received from transactions related to employee stock incentive and stock purchase plans.

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Internal Revenue Service (“IRS”) has concluded its audit of the Company’s federal income tax return for the year ended December 31, 2006. The audit resulted in no change to the Company’s Condensed Consolidated Financial Statements.

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$28,116	$38,576	$77,590	$30,774

Denominator:
Weighted average basic shares outstanding	71,158	62,111	70,117	61,485
Effect of dilutive securities	1,579	2,104	2,383	1,677

Weighted average diluted shares outstanding	72,737	64,215	72,500	63,162

Basic net income per share	$0.40	$0.62	$1.11	$0.50

Diluted net income per share	$0.39	$0.60	$1.07	$0.49

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 3,707,000 and 3,203,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended September 30, 2010 and 2009, respectively, as their effect would have been antidilutive. The common stock equivalents related to options to purchase 1,844,000 and 3,694,000 shares of the Company’s common stock were excluded from the net income per share calculation in the nine months ended September 30, 2010 and 2009, respectively, as their effect would have been antidilutive.

13. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$28,116	$38,576	$77,590	$30,774
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	587	60	(1,505)	1,536

Total comprehensive income	$28,703	$38,636	$76,085	$32,310

14. Segment Information, Operations by Geographic Area and Significant Customers

The Company currently operates in one reportable segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the Chief Executive Officer.

Information regarding net revenue by target market is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Networking	$124,787	$60,061	$364,450	$154,770
Personal Computers	57,702	63,012	199,990	133,943
Consumer	64,597	33,568	135,570	68,077

Net revenue	$247,086	$156,641	$700,010	$356,790

ATHEROS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Taiwan	31%	36%	29%	36%
China	25	22	27	22
Hong Kong	17	12	16	13
Japan	11	16	11	15
United States	2	3	3	2
Other	14	11	14	12

Total	100%	100%	100%	100%

Significant Customers

Customer A accounted for 17% and 15% of the Company’s net revenue during the three and nine months ended September 30, 2010, respectively. During the three months ended September 30, 2009, Customer A and Customer B accounted for 18% and 14% of the Company’s net revenue, respectively. During the nine months ended September 30, 2009, Customer A and Customer B accounted for 18% and 12% of the Company’s net revenue, respectively. The Company has major concentrations of sales to a relatively small number of original design manufacturer customers which sell to a diversified base of end customers.

Customer A accounted for 22% and 15% of the Company’s accounts receivable balance as of September 30, 2010 and December 31, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the expected benefits of our acquisition of Opulan Technologies Corporation, or Opulan, statements about our strategic opportunities, the expected decrease in our revenues in the fourth quarter of 2010, the general conditions in the semiconductor industry, our expectations regarding the benefits and features of our products, our competitive position, the markets for our products, our average selling prices, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by original design manufacturers through to original equipment manufacturers outside Asia, estimated customer incentives, our estimated expenses, amortization of acquired intangible assets, cost of goods sold, projected completion of our and passive optical networking, or PON, and broadband multiplexing, or MUX, products, acquisition-related charges, our effective tax rate, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, the estimated market risk of our investments and foreign currency exchange risk, our auction-rate securities, our legal proceedings and our disclosure controls and procedures. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors affecting our quarterly results, our ability to manage our growth, successful integration of recent acquisitions, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, general economic conditions, and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a global leader in innovative technologies for wireless and wired communications products that are used by a broad base of customers, including manufacturers of personal computers, or PCs, networking equipment and consumer electronics devices. We combine our wireless and wired systems and software expertise with our high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufactured on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. Our ability to design radios using standard CMOS processes provides us with increased manufacturing flexibility and, we believe, a competitive advantage. Our product portfolio includes solutions for Wireless Local Area Network, or WLAN, Mobile WLAN, Ethernet, Bluetooth, Global Positioning System, or GPS, and Powerline Communications, or PLC, PON and MUX.

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

On August 31, 2010, we acquired 100% of the outstanding shares of Opulan, a privately held Shanghai, China-based fabless semiconductor company that designs and sells integrated circuits, or ICs, for broadband access solutions. As a result of this acquisition, we have enhanced our technology portfolio to include Opulan’s PON and MUX, solutions. In addition, we expanded our research and development capabilities in Asia. Opulan’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning August 31, 2010. The revenue and operating results contributed by Opulan during the three months ended September 30, 2010 were not material.

On December 15, 2009, we acquired 100% of the outstanding shares of Intellon Corporation, or Intellon, a publicly-traded Orlando, Florida-based fabless semiconductor company that designs and sells ICs for high-speed communications over existing electrical wiring. Through this acquisition, we have enhanced our technology portfolio to include Intellon’s PLC solutions for home networking, home entertainment, broadband-over-powerline access, Ethernet-over-Coax and smart grid management applications.

The semiconductor industry in which we operate is highly cyclical and has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. The industry experienced a significant downturn during the recent global recession. These downturns are frequently characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in the revenue and results of our operations as evidenced by the 29% and 11% sequential decreases in our revenue during the fourth quarter of 2008 and the first quarter of 2009, respectively. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our profitability. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or communications markets to fully recover from downturns could negatively impact the revenue, business, financial condition and our results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which have and may affect our ability to ship sufficient products to meet our customers’ purchase requests. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price. Although we have experienced sequential revenue growth during each of the six preceding quarters ended September 30, 2010, we expect revenue in the fourth quarter of 2010 to decrease as compared to the third quarter of 2010.

Revenue. Our revenue is derived primarily from the sale of wired and wireless communication chipsets. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless and wired system solutions such as access points, routers, switches, embedded laptop clients, handsets, e-book readers, hand-held and console video game devices, televisions, set-top boxes, powerline adapters and personal navigation devices, or PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

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

Customer A accounted for 17% and 15% of our net revenue during the three and nine months ended September 30, 2010, respectively. During the three months ended September 30, 2009, Customer A and Customer B accounted for 18% and 14% of our net revenue, respectively. During the nine months ended September 30, 2009, Customer A and Customer B accounted for 18% and 12% of our net revenue, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and direct OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 84% and 88% of net revenue in the nine months ended September 30, 2010 and 2009, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, fluctuations in the price of raw materials such as gold and copper used in the manufacturing of our chips, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs and write downs to state inventory at the lower of cost or market caused by product obsolescence, transitions from older to newer products or significant declines in demand. Additionally, our cost of goods sold includes accruals for estimated warranty obligations, which we record when revenue is recognized. Estimated warranty obligations are adjusted each period to reflect actual warranty experience. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to acquired identified intangible assets, which are amortized on a straight-line basis over the estimated economic lives of three to five years for purchased technology, two to seven years for customer relationships, two to four years for covenants-not-to-compete and one year for trade names.

Acquisition-Related Charges. Acquisition-related charges include expenses incurred in connection with our acquisition activities including severance costs related to employees terminated post acquisition and legal fees.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and investment balances and realized gains or losses from the sale of marketable securities.

Realized Gain (Impairment) of Long-Term Investments, net. Impairment of long-term investments relates primarily to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities; these auction-rate securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the failure of these markets and the exposure of these securities to the financial condition of bond insurance companies. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. In October 2010, we sold certain of our auction-rate securities. Therefore, at September 30, 2010 we have valued these securities using the sales price, which approximates fair value. For all other auction-rate securities we used a discounted cash flow model to value the investments. To date, we have determined that, for our auction-rate securities, other-than-temporary-impairment, or OTTI, has occurred and we intend to sell these investment securities prior to recovery and therefore, we have recorded OTTI charges as a reduction to earnings. Realized gains of long-term investments represent gains from the sales of our investments in auction-rate securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of goods sold	50	52	51	52
Research and development	20	21	20	26
Sales and marketing	9	9	9	12
General and administrative	5	5	4	6
Amortization of acquired intangible assets	4	1	4	2
Acquisition-related charges	—	1	—	—

Total operating costs and expenses	88	89	88	98

Income from operations	12	11	12	2
Interest income, net	—	1	—	1
Realized gain (impairment) of long-term investments, net	—	(1)	—	—
Income tax benefit (provision)	(1)	14	(1)	6

Net income	11%	25%	11%	9%

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Networking	$124,787	$60,061	108%	$364,450	$154,770	135%
PC OEM	57,702	63,012	(8)%	199,990	133,943	49%
Consumer	64,597	33,568	92%	135,570	68,077	99%

Net revenue	$247,086	$156,641	58%	$700,010	$356,790	96%

During the nine months ended September 30, 2009, the semiconductor industry experienced a significant downturn. The increased revenue in each of our channels during the nine months ended September 30, 2010 compared to 2009 was significantly impacted by these unfavorable industry conditions in the first nine months of 2009 and the recovery of demand in 2010. We expect our revenue to decrease in the fourth quarter of 2010 compared with the third quarter of 2010.

The increase in revenue in our Networking channel during the three months ended September 30, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n wireless networking products and our Ethernet solutions, resulting from further adoption of these products with our retail, carrier and enterprise customers, and sales of PLC products introduced through our acquisition of Intellon in December 2009. These increases were partially offset by decreased demand for our 802.11g and 802.11ag products and a decline in average selling prices for our 802.11n wireless networking products during the three months ended September 30, 2010 as compared with 2009.

The increase in revenue in our Networking channel during the nine months ended September 30, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n, 802.11ag and 802.11g wireless networking products, our Ethernet solutions, resulting from further adoption of these products with our retail, carrier and enterprise customers, and sales of PLC products. These increases were partially offset by a decline in average selling prices for our 802.11n wireless networking products during the nine months ended September 30, 2010 as compared with 2009.

The decrease in revenue in our PC OEM channel during the three months ended September 30, 2010 compared with 2009 resulted primarily from decreased demand for our 802.11g wireless networking products and our Ethernet solutions, partially offset by increased demand for our 802.11n solutions. In addition, we experienced increased competition and the overall industry experienced a slowdown in PC-related sales during the third quarter of 2010 which adversely affected our revenue. Additionally, our 802.11g, 802.11n and Ethernet chipsets have all experienced decreases in average selling prices during the three months ended September 30, 2010 as compared with 2009.

The increase in revenue in our PC OEM channel during the nine months ended September 30, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n wireless networking products and our Ethernet solutions, partially offset by decreased demand for our 802.11g solutions. Additionally, our 802.11g, 802.11n and Ethernet chipsets have all experienced decreases in average selling prices during the nine months ended September 30, 2010 as compared with 2009.

The increase in revenue in our Consumer channel during the three and nine months ended September 30, 2010 compared with 2009 resulted from increased shipments of our 802.11g and 801.11n wireless networking products in e-book readers, mobile phone devices and televisions.

Cost of Goods Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Cost of goods sold	$124,600	$81,047	54%	$355,707	$186,072	91%
% of net revenue	50%	52%		51%	52%

Costs of goods sold as a percentage of revenue decreased during the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, primarily due to sales of newly introduced cost-effective products including those acquired in our acquisition of Intellon in December 2009, as well as declines in product costs related to supply chain efficiencies. We expect our cost of goods sold as a percentage of revenue to increase in the fourth quarter of 2010 compared with the third quarter of 2010.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Research and development	$49,587	$32,619	52%	$139,016	$92,144	51%
% of net revenue	20%	21%		20%	26%

The increase in research and development expenses of $17.0 million during the three months ended September 30, 2010 compared with the three months ended September 30, 2009, was primarily due to additional compensation-related costs of $9.3 million, partly attributable to a 53% increase in the number of employees engaged in research and development activities, due in part to our Intellon acquisition in December 2009. Of the increase in compensation related costs, $2.2 million was due to an increase in stock-based compensation. Software expense increased by $1.3 million during the three months ended September 30, 2010 as compared to the same period in the prior year due to additional software amortization from an increase in licensed design tools to support our growing global engineering workforce. We anticipate that research and development expenses will increase in the fourth quarter of 2010 compared with the third quarter of 2010.

The increase in research and development expenses of $46.9 million during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, was primarily due to additional compensation-related costs of $28.8 million, partly attributable to a 53% increase in the number of employees engaged in research and development activities, due in part to our Intellon acquisition in December 2009. Of the increase in compensation related costs, $6.4 million was due to an increase in stock-based compensation. In addition, increased tapeout-related activity resulted in an increase of $4.2 million in expenses during the nine months ended September 30, 2010 as compared to the same period in the prior year. Software expense increased by $3.5 million during the nine months ended September 30, 2010 as compared to the same period in the prior year due to additional software amortization from an increase in licensed design tools to support our growing global engineering workforce.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Sales and marketing	$22,864	$14,872	54%	$65,572	$42,593	54%
% of net revenue	9%	9%		9%	12%

The increase in sales and marketing expenses of $8.0 million during the three months ended September 30, 2010 compared with the three months ended September 30, 2009, was primarily due to additional compensation-related costs of $5.1 million, partly attributable to a 58% increase in the number of employees engaged in sales and marketing activities we hired to support our growth. Of the increase in compensation-related costs, $1.5 million was due to stock-based compensation. We anticipate that sales and marketing expenses will decrease in the fourth quarter of 2010 compared with the third quarter of 2010.

The increase in sales and marketing expenses of $23.0 million during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, was primarily due to additional compensation-related costs of $15.3 million, partly attributable to a 58% increase in the number of employees engaged in sales and marketing activities we hired to support our growth. Of the increase in compensation-related costs, $3.9 million was due to stock-based compensation. In addition, travel expenses increased $2.2 million during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due to additional customer sales and related support activity, which was a result of an overall increase in revenue.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
General and administrative	$10,842	$8,178	33%	$31,036	$20,980	48%
% of net revenue	5%	5%		4%	6%

General and administrative expenses increased $2.7 million during the three months ended September 30, 2010 compared with the three months ended September 30, 2009, primarily due to additional compensation-related costs, and increased professional fees resulting from increased legal fees. We expect that general and administrative expenses will decrease in the fourth quarter of 2010 compared with the third quarter of 2010.

General and administrative expenses increased $10.1 million during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, primarily due to additional compensation-related costs of $4.6 million, partially attributable to a 34% increase in the number of employees engaged in general and administrative activities. Of the increase in compensation-related expenses, $1.8 million was due to the increase in stock-based compensation. In addition, professional fees increased $2.0 million during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due to increased legal fees.

Amortization of Acquired Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Amortization of acquired intangible assets	$8,851	$2,580	243%	$26,232	$8,350	214%
% of net revenue	4%	1%		4%	2%

Amortization of acquired intangible assets increased by $6.3 million and $17.9 million during the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, due to amortization of additional intangible assets acquired as a result of our Intellon acquisition in December 2009 and to a lesser extent, the Opulan acquisition in August 2010. We amortize acquisition-related identified intangibles on a straight-line basis over their estimated economic lives of three to five years for purchased technology, two to seven years for customer relationships, two to four years for covenants-not-to-compete, and one year for trade names. We expect that amortization of our acquired intangible assets will increase in the fourth quarter of 2010 compared to the third quarter of 2010.

We acquired in-process research and development, or IPR&D, of $17.5 million through our acquisition of Opulan in August 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. At the time of the acquisition, the IPR&D represented our next generation MUX and PON projects. The MUX project represents the next generation carrier access aggregation device. The next generation PON projects will provide higher throughput over fiber networks. At September 30, 2010 the MUX project was approximately 91% complete with an estimated 4 months remaining until completion. At September 30, 2010, the PON projects were over 90% complete and we expect the projects to be completed during the fourth quarter of 2010. The estimated remaining costs to complete all projects were not material.

In addition, we acquired IPR&D of $7.7 million in our acquisition of Intellon in December 2009. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The related project was completed during the three months ended June 30, 2010, and we began amortizing the IPR&D as developed technology given technological feasibility had been established. The project represents our next-generation PLC chip which includes enhanced throughput functionality enabling faster and increased data processing.

Acquisition-Related Charges

We recognized a total of $797,000 and $1.6 million of acquisition-related charges during the three and nine months ended September 30, 2010, respectively, in connection with our acquisitions, consisting primarily of costs incurred in connection with the acquisition of Opulan in August 2010 and Intellon in December 2009, including legal costs and severance costs related to employees terminated post acquisition. We expect acquisition-related charges to decrease in the fourth quarter of 2010 as compared to the third quarter of 2010.

Interest Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Interest income, net	$1,010	$1,351	(25)%	$3,295	$4,585	(28)%
% of net revenue	—%	1%		—%	1%

During the three and nine months ended September 30, 2010, interest income decreased 25% and 28%, respectively, compared with the three and nine months ended September 30, 2009 due primarily to lower interest rates on our cash, cash equivalents, marketable securities and long-term investments. These decreases were partially offset by a 24% increase in our ending cash, cash equivalents and marketable securities balances as of September 30, 2010 compared to September 30, 2009 resulting primarily from cash flow from operations, the exercise of employee stock options and purchases of our common stock pursuant to our employee stock purchase plan, partly offset by net cash paid for the Intellon and Opulan acquisitions as well as expenditures for property and equipment

Realized Gain (Impairment) of Long-Term Investments, net

Our long-term investments include auction-rate securities and we have determined that certain of our auction-rate securities were other-than-temporarily impaired, or OTTI. We recorded no material OTTI in the three months ended September 30, 2010. We recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities in the nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we recorded impairment charges of $874,000 and $2.0 million, respectively, to reduce the carrying value of certain of these auction-rate securities. We intend to sell the remaining securities. See the discussion at “Liquidity and Capital Resources” in Part I Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 3, as well as Note 4 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Benefit/(Provision) for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Income tax benefit (provision)	$(2,439)	$21,731	(111)%	$(6,830)	$22,526	(130)%
% of net revenue	(1)%	14%		(1)%	6%

The provision for income taxes for the three and nine months ended September 30, 2010 and the benefit for income taxes for the three months and nine months ended September 30, 2009 were derived using our estimated annual effective tax rate for 2010 and 2009, respectively. Our estimated annual 2010 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, from the benefit of state research and development tax credits and due to certain discrete benefits received from transactions related to employee stock incentive and stock purchase plans during the first nine months of 2010. During the three months ended September 30, 2009 we recognized a one-time tax benefit of $21.7 million as a result of the settlement of a foreign tax liability resulting from a prior acquisition. Our effective tax rate may change during the remainder of 2010 if operating results differ significantly from current projections.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and proceeds from sale of common stock to our employees under employee stock compensation arrangements. Cash, cash equivalents and short-term marketable securities increased from $402.2 million at December 31, 2009 to $475.0 million at September 30, 2010.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$113,263	$79,498
Investing activities	(195,095)	(81,672)
Financing activities	43,226	10,331

Net increase (decrease) in cash and cash equivalents	$(38,606)	$8,157

Operating Activities

For the nine months ended September 30, 2010, cash flow provided by operations of $113.3 million resulted primarily from our net income of $77.6 million and the following additional reasons:

•	Our net income included stock-based compensation, amortization of acquired intangible assets, depreciation and other non-cash charges. These non-cash charges totaled $84.1 million.

•	We invested $48.4 million in working capital for the nine months ended September 30, 2010.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable increased by $50.8 million in the first nine months of 2010, reflecting the timing of chipset sales and customer payments. Inventory increased $25.1 million in the first nine months of 2010 due to the timing of inventory shipments and receipts. Accounts payable and accrued and other current liabilities increased by $27.5 million in the first nine months of 2010, primarily due to the timing of inventory receipts, payments to our vendors and additions to customer incentive balances.

For the nine months ended September 30, 2009, cash flow provided by operations of $79.5 million resulted primarily from our net income of $30.8 million and the following additional reasons:

•

Our net income included non-cash charges in the form of stock-based compensation, an impairment of the fair value of our long-term investments, taxes and depreciation and amortization of acquired intangible assets. These non-cash charges totaled $22.5 million.

•	Our working capital provided cash of $26.2 million during the nine months ended September 30, 2009.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable increased by $3.0 million in the nine months of 2009, due primarily to growth in our revenues. Inventory decreased $26.6 million in the first nine months of 2009 due to our efforts to reduce overall inventory levels and an increase in customer demand for our products. Prepaid expenses and other current assets increased by $4.8 million in the first nine months of 2009 due primarily to increased employee contributions to our employee stock purchase plan. Accounts payable and accrued and other current liabilities increased by $7.3 million in the first nine months of 2009, primarily due to the timing of inventory received and vendor payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2010 was primarily due to the $70.6 million net cash paid for the acquisition of Opulan and the purchase of marketable securities, net of proceeds from maturities, of $112.0 million. Net cash used in investing activities during the nine months ended September 30, 2009 was primarily due to the purchase of marketable securities, net of proceeds from maturities, of $80.0 million. Our investments are in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities and other cost-based investments.

We purchased $10.9 million and $2.2 million of property and equipment in the nine months ended September 30, 2010 and 2009, respectively. The increase in property and equipment additions during the nine months ended September 30, 2010 was primarily related to expenditures incurred for our new headquarters in San Jose, California.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $43.2 million and $9.7 million in the nine months ended September 30, 2010 and 2009, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section of our Annual Report. We recorded $2.3 million and $3.2 million of additional liability due to unrecognized tax benefits in the three and nine months ended September 30, 2010, respectively, and to date we have recorded a total of $35.1 million of unrecognized tax benefits as of September 30, 2010. During the quarter ended September 30, 2010, we reclassified approximately $4.5 million of non-current income tax payable to non-current deferred income tax liability upon expiration of certain tax statutes. The amounts relate to US taxes previously provided by us on our non-US income, such income is not expected to be repatriated in the current year.

In April 2010, we entered into an agreement to lease office space in San Jose, California for our corporate headquarters. The lease term is from August 1, 2010 through July 31, 2017. The premises consist of approximately 185,000 rentable square feet of space. The lease has been categorized as an operating lease, and we expect to incur approximately $16.3 million in rent expense over the term of the lease. We recorded $463,000 and $808,000 of rent expense related to our corporate headquarters during the three and nine months ended September 30, 2010. At September 30, 2010 estimated rent expense related to our corporate headquarters for the remainder of fiscal 2010 and years thereafter is as follows (in thousands):

Estimated Rent Expense
2010 (remainder)	$485
2011	1,939
2012	1,939
2013	2,388
2014	2,428
Thereafter	6,274

Total	$15,453

As of September 30, 2010, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of September 30, 2010, our investments were primarily in money market funds, corporate notes, corporate bonds, commercial paper, U.S. government securities and to a lesser extent, auction-rate securities and other cost-based investments. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities. Our long-term investments include auction-rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments include our long-term auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. We will not be able to liquidate any of our remaining auction-rate securities until a buyer is found for these instruments or the securities are redeemed. At September 30, 2010, we held auction-rate securities with a fair value of $4.4 million.

In October 2010, we sold certain of these auction-rate securities. Therefore, at September 30, 2010 we have valued these recently sold securities using the sales price, which approximates fair value. For all other auction-rate securities we used a discounted cash flow model to value the investments. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. We have determined that, for our auction-rate securities, OTTI has occurred and we intend to sell these investment securities prior to any potential recovery. We recorded no material OTTI in the three months ended September 30, 2010. We recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities in the nine months ended September 30, 2010. In the three and nine months ended September 30, 2009, we recorded OTTI charges for these securities of $874,000 and $2.0 million, respectively. To date, all OTTI losses on our long-term investments have been recorded in earnings.

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

(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated as of July 19, 2010, by and among Atheros Technology Ltd., a Bermuda company, Opulan Technologies Corp., an exempted Cayman Islands company, Orbit Acquisition Corp., an exempted Cayman Islands company, and Darren Huang, as the Securityholder Representative.

The following exhibits to the Agreement and Plan of Merger have been omitted. The Registrant will furnish copies of the omitted exhibits to the Commission upon request.

	Exhibit A	Form of Merger Documents
	Exhibit B	Form of Merger Sub Governing Documents
	Exhibit C	Earnout Agreement
	Exhibit D	Retention Bonuses
	Exhibit E	Form of Escrow Agreement
	Exhibit F	Form of Letter of Transmittal of Stock Certificates
	Exhibit G	Form of Voting Agreement
	Exhibit H	Form of Acquirer Closing Certificate
	Exhibit I	Form of Company Closing Certificate
	Exhibit J	Form of Company Secretary’s Certificate
	Exhibit K	Form of Company Shareholder Joinder and Release Agreement
	Exhibit L	Form of Optionholder Joinder and Release Agreement
	Exhibit M	Form of Opinions from Company Counsel
	Exhibit N	Form of Non-Competition Agreement
	Exhibit O	Form of Employment Agreements

10.1 10.2

Offer Letter, dated April 9, 2010, by and between the Registrant and Daniel Rabinovitsj.

Severance and Change in Control Agreement, dated June 10, 2010, by and between the Registrant and Daniel Rabinovitsj.

10.3 10.4

Offer Letter, dated June 16, 2010, by and between the Registrant and Richard Hegberg.

Severance and Change in Control Agreement, dated October 12, 2010, by and between the Registrant and Richard Hegberg.

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

Date: October 25, 2010

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

2.1

Agreement and Plan of Merger, dated as of July 19, 2010, by and among Atheros Technology Ltd., a Bermuda company, Opulan Technologies Corp., an exempted Cayman Islands company, Orbit Acquisition Corp., an exempted Cayman Islands company, and Darren Huang, as the Securityholder Representative.

The following exhibits to the Agreement and Plan of Merger have been omitted. The Registrant will furnish copies of the omitted exhibits to the Commission upon request.

	Exhibit A	Form of Merger Documents
	Exhibit B	Form of Merger Sub Governing Documents
	Exhibit C	Earnout Agreement
	Exhibit D	Retention Bonuses
	Exhibit E	Form of Escrow Agreement
	Exhibit F	Form of Letter of Transmittal of Stock Certificates
	Exhibit G	Form of Voting Agreement
	Exhibit H	Form of Acquirer Closing Certificate
	Exhibit I	Form of Company Closing Certificate
	Exhibit J	Form of Company Secretary’s Certificate
	Exhibit K	Form of Company Shareholder Joinder and Release Agreement
	Exhibit L	Form of Optionholder Joinder and Release Agreement
	Exhibit M	Form of Opinions from Company Counsel
	Exhibit N	Form of Non-Competition Agreement
	Exhibit O	Form of Employment Agreements

10.1 10.2

Offer Letter, dated April 9, 2010, by and between the Registrant and Daniel Rabinovitsj.

Severance and Change in Control Agreement, dated June 10, 2010, by and between the Registrant and Daniel Rabinovitsj.

10.3 10.4

Offer Letter, dated June 16, 2010, by and between the Registrant and Richard Hegberg.

Severance and Change in Control Agreement, dated October 12, 2010, by and between the Registrant and Richard Hegberg.

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