Form 10-K
period 2010-12-31
ATHEROS COMMUNICATIONS INC
filed 2011-02-11
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,432,294,000 based upon the closing price of $27.54 of such common stock on the NASDAQ Global Select Market on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of June 30, 2010 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 7, 2011, there were 72,914,997 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 (as to directors, executive officers and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to beneficial ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2011 Annual Meeting of Stockholders.

ATHEROS COMMUNICATIONS, INC.

PART I

Item 1.	Business

When used in this Report, the words “will,” “shall,” “may,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our anticipated merger with QUALCOMM, our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, the anticipated growth in the emerging smart home and smart grid markets, the conversion to Gigabit Ethernet, our growth strategies, future price reductions, our dependence on any one third party license, benefits of open source license agreements, qualification of foundries and our foundries’ capacities, our competitive status, our original design manufacturer, or ODM, customer base, our sales in Asia and subsequent resales outside of Asia, our dependence on our senior management and our ability to attract and retain key personnel, dependency and concentration of customer base, our employee relations, the benefits of equity compensation and the related charges, current and potential litigation, the effects of government regulations, our compliance with laws and regulations related to our encryption technologies, our participation in wireless standards bodies and the effects of the adoption of standards, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our future office space needs, our expected future operating costs and expenses and expenditure levels for research and development, sales and marketing, and general and administrative expenses, fluctuations in operating results, our future capital expenditures, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, impact of changes in interest rates, future acquisitions of and investments in complimentary businesses, possible additional impairment charges from the auction-rate securities we hold and the liquidity of those securities, and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to complete the proposed merger with QUALCOMM, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our chipsets, the effect of declines in average selling prices for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to successfully integrate our recent acquisitions, our ability to safeguard our intellectual property, uncertainties in the credit markets, trends in the semiconductor industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this Report, references to “Atheros,” “we,” “us,” “our” or the “Company” mean Atheros Communications, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Atheros, Align, AMP, ETHOS, FYX, Hy-Fi, Intellon, Opulan, ROCm, U-Nav, Universal Wireless Cooperation, WLAN/Bluetooth Coexistence Agent and XSPAN are Atheros trademarks . HomePlug is a registered trademark of the HomePlug Powerline Alliance, Inc and Wi-Fi is a registered trademark of the Wi-Fi Alliance. We also refer to trademarks of other corporations and organizations in this document.

Overview

Our Company

Atheros is a leading provider of innovative wireless and wired connectivity semiconductor and system solutions serving a broad base of global customers, including manufacturers of:

•	Networking equipment for the digital home, small and medium business, enterprise, carrier deployments and broadband access;

•	Computing devices for consumer and enterprise applications; and

•	Consumer electronics for home and mobile applications.

With our wireless and wired systems and software expertise, and our high-performance radio frequency, or RF, mixed signal and digital semiconductor design skills, we provide highly integrated chipsets, or ICs, that are manufactured on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes, which enable efficiencies in power usage, chip size and cost. Additionally, we use digital signal processing techniques to compensate for design limitations of CMOS not previously used for radio technologies. Our ability to design complex digital and analog connectivity solutions in standard digital CMOS enables us to cost-effectively address a variety of high volume markets with our semiconductor products.

Our initial products served the WLAN market, with cost-effective solutions that helped make wireless connectivity broadly accessible to businesses and consumers. We have since expanded our technology portfolio through both acquisitions and internal development to address the multiple connectivity requirements of our customers and to deliver increasingly more complex connectivity platform solutions. Our expanded portfolio now includes Mobile WLAN, Ethernet, Bluetooth, Global Positioning System, or GPS, Powerline Communications, or PLC, Passive Optical Networking, or PON and broadband multiplexing, or MUX technologies. We have completed several acquisitions to help expand our product offerings and customer support including ZyDAS Technology Corporation, or ZyDAS, in 2006, Attansic Technology Corporation, or Attansic, u-Nav Microelectronics Corporation, or u-Nav, in 2007, Intellon Corporation, or Intellon, in 2009 and Opulan Technologies Corporation, or Opulan, in 2010.

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

Merger Agreement with QUALCOMM Incorporated

On January 5, 2011, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, QUALCOMM Incorporated, a Delaware corporation, or QUALCOMM, and T Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QUALCOMM, or Sub, pursuant to which Sub will merge with and into Atheros, with Atheros continuing as the surviving corporation and a wholly owned subsidiary of QUALCOMM, or the Merger.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of our common stock, $0.0005 par value per share, issued and outstanding immediately prior to the Effective Time (other than (i) shares owned by QUALCOMM, Sub or us and (ii) shares in respect of which appraisal rights have been properly exercised) will be canceled and will be automatically converted into the right to receive $45.00 in cash, without interest. In connection with the Merger, each outstanding option to purchase our common stock will be automatically converted into an option to purchase QUALCOMM common stock, par value $0.0001 per share, at a conversion ratio equal to a fraction having a numerator equal to $45.00 and having a denominator equal to the average closing price of QUALCOMM’s common stock as reported on the NASDAQ for the 20 trading days immediately preceding the Effective Time, or the Exchange Ratio. In addition, each outstanding restricted stock unit award for our common stock will be automatically converted into a restricted stock unit award for QUALCOMM common stock at a conversion rate equal to the Exchange Ratio.

We and QUALCOMM have made customary representations and warranties in the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, but not limited to, (i) adoption of the Merger Agreement by our stockholders, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals, (iii) the absence of any order or injunction prohibiting the consummation of the Merger and (iv) truth and correctness of each party’s representations and warranties at closing. Each party is permitted to terminate the Merger Agreement under certain circumstances as set forth in the Merger Agreement.

Our Board of Directors unanimously approved the Merger Agreement and determined that the Merger Agreement and the Merger were advisable, fair to and in the best interest of us and our stockholders.

Our Business

Our ability to design complex digital and analog connectivity solutions in standard digital CMOS enables us to cost-effectively address a variety of high volume markets with our semiconductor products. We currently market our solutions to manufacturers of networking equipment, computing devices and consumer electronics devices for use in both wireless and wired connected products. Having established a leadership position in the WLAN market, we continue to expand the breadth and strength of our technology portfolio to address the multiple connectivity requirements of our customers and to deliver increasingly more complex connectivity platform solutions.

The Connectivity Markets

The worldwide demand for networking equipment, computing devices and consumer electronics products has grown steadily over the past decade as these products have become more user friendly, added increased functionality and declined in price. Ongoing feature enhancements have resulted in their accelerated adoption across multiple demographics and geographies. In particular, notebooks, netbooks, tablets, smartbooks, routers, access points, mobile hotspots, cellular handsets and consumer electronics such as gaming devices, e-book readers, digital cameras, video cameras, personal media players, or PMPs, and personal navigation devices, or PNDs, are now being used by consumers on a daily basis. With the increase in digital content and the growing demand for access to email, media, location-based services, e-commerce, entertainment content and home monitoring and control, access to the Internet and other information sources has become an important feature for these devices. Broadband access, once confined to the workplace, is now widely accessible at home and through mobile devices, enabling consumers to create their own personal networks with wired and wireless equipment. As connection speeds and quality have improved, consumers are increasingly accessing rich multimedia content such as audio files, Internet Protocol Television, or IPTV, and videos on their personal computers, or PCs, handsets and other consumer electronics devices through multimedia routers, gateways and set-top boxes. With a growing number of applications and an increasing amount of content residing on more devices, the demand for connectivity is expanding beyond the Internet to device-to-device connections used within and outside of the home and workplace.

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

We believe the wide adoption of connectivity solutions in the home, enterprise, in mobile devices and public hotspots is due to several factors, including:

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

Ethernet technology is used in conjunction with wireless and wired technologies in products such as networking equipment, computing devices and fixed consumer electronics such as set-top boxes, PVRs, media adapters, printers, video game platforms, TVs and PLC wall adapters. In 1990, the IEEE introduced Ethernet technology with its 802.3 Local Area Network, or LAN, standard. Since that time, it has become the industry standard for wired networking technology. We believe that Fast Ethernet, also known as 10/100 Ethernet, has become the primary wired backbone for home and office networks and has the largest installed base for connecting wired devices such as PCs and for delivering multimedia throughout the home. In recent years, there has been a transition to the faster Gigabit Ethernet standard, also known as 100/1000, which is backward compatible to Fast Ethernet. We believe conversion to Gigabit Ethernet is being accelerated by the increased throughput requirements such as those of 802.11n being placed on LANs, media transmissions requiring greater network capacity and a reduction in the cost of Gigabit Ethernet semiconductors.

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

PLC is used in broadband-connected homes to deliver Internet access and content, such as IPTV and video throughout the home. The technology, which travels over the home’s electrical circuits and is accessible through the common electrical wall outlet, is used in routers that connect to the Internet through broadband modems. PLC is also used in wall adapters that plug into a home’s electrical outlet and distribute an Internet connection and content to fixed digital devices such as desktop computers, media adapters, set-top boxes and gaming equipment, through an Ethernet or Wi-Fi connection to the PLC adapter. With PLC technology, power lines can serve as a network backbone in the home, accessible from electrical wall outlets. PLC is sometimes paired in combination with Wi-Fi to expand capacity or extend the coverage of the home’s connectivity network.

We provide several access technologies to enable the distribution of broadband connectivity into the home and enterprise. PON technology is primarily deployed to offer next generation home and office wide-area internet access. By using optical cables, which have higher data throughput potential and longer reach than legacy Digital Subscriber Line, or DSL, technologies deployed over copper, PON enables carriers to deliver Internet connections to subscribers at rates of between 1 gigabit per second and up to 10 gigabits per second. We serve this market with products that are based on the IEEE 802.3ah and 802.3av standard. Additionally, we offer a family of high-port count switches, MUX products, which are used by our customers on DSL central office line cards.

The worldwide demand for networking equipment, computing devices and consumer electronics products has grown steadily over the past decade as these products have become easier to use, increased in functionality and declined in price. Ongoing feature enhancements have resulted in their accelerated adoption across multiple demographics and geographies. The devices and networking equipment enabling these growing trends in the home, enterprise and mobile environments require complex semiconductor IC, that provide increasing levels of performance, ease-of-use, low-power and affordability to provide wired or wireless connectivity as well as software and system solutions. As the consumer demands greater ease-of-use through more compact devices, the ICs that enable connectivity have become increasingly complex, requiring the highest levels of engineering design skill.

Our expanded technology portfolio addresses three important communications themes:

Connect: We provide WLAN, Bluetooth, PLC, GPS and Ethernet solutions to give consumers and businesses the ability to connect fixed and mobile devices to each other and to the Internet. This connection enables a variety of activities including the receipt of email and instant messaging, browsing of the Internet, transferring files on a home network, connecting gaming controllers to consoles and the printing of documents both wired and wirelessly. We also enable connectivity into homes and multi-dwelling units, or MDUs, from service providers with our PON and MUX solutions which provide broadband access to the consumer via our WLAN, Bluetooth, PLC and Ethernet solutions.

Consume: With an increasing amount of audio and video content now available online through broadband access providers and wireless carriers, the desire to consume media is growing at a fast pace. As consumers increasingly download media content into the home, there is a growing demand to consume this content in a variety of rooms and on an expanding number of fixed and mobile devices. This requires reliable wired and wireless connectivity solutions that support high-bandwidth, latency-free media transmissions. To address this need, we provide customers with the latest-generation WLAN, Bluetooth, HomePlug™ AV PLC and Ethernet solutions. Our technologies connect a wide range of media consumption devices for the digital home, including high-performance Internet-connected televisions, set-top boxes, digital video recorders, media centers, retail routers and carrier gateway equipment. Our PON and MUX technologies also enable this growing content consumption with high-bandwidth access solutions to homes and MDUs.

Control: We believe there is a growing demand to remotely manage and control the operation and power consumption of household appliances, home security systems, heating/ventilation/air conditioning, or HVAC, systems and other machine-to-machine operations. Connecting these home devices to the Internet can enable the management of power consumption to achieve greater efficiencies and cost-savings as well as remote control of devices in the home. The desire to control and monitor home and business systems and appliances demands very low-power, and for some functions, constant connectivity. We are serving the emerging smart home and smart grid markets with our low-power Wi-Fi, PLC, Bluetooth and Ethernet products.

We believe that the growing demand to connect devices, consume media and control the operation of household devices provides us significant opportunities to grow our future business and that our connectivity solutions will be an important part of these existing and emerging trends.

Strategy

Our objective is to leverage the growing demand for connectivity worldwide in networking, computing and consumer devices, and be a leading provider of a broad range of innovative and cost-effective connectivity solutions to deliver complete, system platforms to our customers. We are using our design capabilities and worldwide customer support organization to achieve this objective with a focus on the following strategies:

•

Leverage our radio design and engineering expertise in CMOS IC design to deliver competitive new technology solutions. Our core competency is our ability to design, develop and deliver highly integrated analog and digital connectivity solutions in standard digital CMOS. By utilizing this capability across multiple markets, we expect to significantly expand our opportunities for revenue growth, while enabling our customers to introduce feature-rich, low-cost solutions that expand the overall market for their solutions.

•

Expand our product portfolio with complementary technologies. We believe that the need for and use of multiple connectivity technologies is increasing within product platforms that use our technologies. By providing a superior selection of technology options, we expect to capture a greater share of the total semiconductor market opportunity present in our customers’ designs.

•

Leverage our strong customer base. Many developers of networking, computing and consumer electronics devices have implemented our solutions in a variety of their products. We believe that these customers will continue to require an increased number of connectivity options for their products including WLAN, Ethernet, Bluetooth, GPS, PLC and broadband access products, such as PON and MUX, which we believe will enable us to significantly expand the size of our total addressable market.

Our Products and Technology

WLAN Solutions

We have been shipping production volumes of our WLAN semiconductors, hardware designs and software for WLAN applications since 2001. We offer customers guidelines known as reference designs that can be used to design a wide variety of systems, including networking cards and routers, broadband gateways, mobile devices and handsets. Our WLAN solutions provide standards-compliant connectivity and other features such as substantial throughput and range enhancements to support video, voice and broadband access. Our products support several encryption and authentication security standards, including the industry’s standardized Wi-Fi Protected Setup™ network management protocols, operating systems, and interfaces to non-computing environments, such as consumer electronics.

We provide a comprehensive portfolio of single and multi-chip WLAN products ranging from entry-level wireless networking products for the computing and small office/home office, or SOHO, markets to sophisticated wireless infrastructure systems-on-chip, or SoCs, with advanced network management capabilities for the enterprise networking market. Our wireless systems solutions target applications in the digital home and small and medium business, or SMB/Enterprise networking markets, computing, and mobile and home consumer electronics markets. Our WLAN products support the IEEE family of WLAN standards, including 802.11a, 802.11b, 802.11g and 802.11n. Our products can be used in single or dual band mode supporting the unlicensed 2.4GHz and/or 5GHz radio frequencies. In addition, we are involved in multiple industry efforts to develop new networking standards that increase the range and/or throughput of wired and wireless systems.

We currently provide the following WLAN system solutions:

•	Radio-on-a-chip, or RoC, is one or more analog CMOS radio transmitters and receivers for use in the 2.4GHz and/or 5GHz frequency bands in which our products operate.

•

MAC + Baseband is an implementation of mixed signal circuitry containing low frequency analog circuits and data converters integrated with a digital interface, media access controller, or MAC, and baseband processor. The MAC contains a silicon implementation to support the protocol for network communications.

•

Network Processing Unit, or NPU, is our stand-alone wireless accelerator or processor which supports a variety of clock speeds and network interfaces. The NPU is typically used in products that provide dedicated wireless networking infrastructure solution.

•

Wireless system-on-a-chip, or WiSoC, incorporates an integrated MAC + baseband with a network processor and network interfaces, which have traditionally been offered as separate or discrete components. The processor is an integrated digital device that reduces the overall solution cost for wireless networking infrastructure products. In 2008, we began shipping our single-chip WiSoC with an integrated Ethernet switch to support products that provide wireless broadband networking solutions.

•

Single-chip solutions are highly integrated, complete wireless solutions, including one or more ROCs, MACs, baseband processors and optionally, a network processor, an Ethernet switch and network interfaces. These devices encapsulate substantially all of the digital and analog circuitry within a single chip.

Our WLAN products not only meet the appropriate IEEE 802.11 WLAN standards for which they are designed, but also offer enhanced capabilities that benefit users with enhanced performance and functionality. Some of the key features are:

•

XSPAN® products utilize multiple radio streams and smart antenna technologies including multiple-input multiple-output, or MIMO, designs to increase the performance of wireless networks. Our XSPAN family of products meets the IEEE 802.11n standard, is backwards compatible to the 802.11abg standards, and is part of the Wi-Fi Alliance 11n certification test bed. Our highest performance XSPAN solution, XSPAN with Signal Sustain Technology-3, or SST3, uses a unique triple-radio, 3-stream design on a single chip. Our XSPAN solutions deliver up to 450 megabits per second, or Mbps, physical data rate in each radio band.

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

•

Power Management Technologies employ a variety of power-saving protocols and techniques as well as advanced circuit designs, enabling our solutions to use significantly less power in transmit, receive and sleep operating modes, and thus deliver the benefit of longer battery life for client devices. Our products are designed to comply with the major national standards for low-power operation, such as the European Code of Conduct, or CoC, on Energy Efficiency and the European Union’s Energy Using Products, or EuP, Directive for low-power, green energy operation.

We believe that WLAN and other wireless products will continue to improve by transitioning from multi-chip systems to more highly integrated systems providing radio, baseband and MAC functionality on a single chip, such as those we offer. As demands for WLAN combined with other wired and wireless technologies grow, we are providing strategic combinations with WLAN to address specific applications, including single-chip WLAN and Bluetooth implementations in combinations on half-mini card designs for computing platforms. We have released a wide variety of single- and multi-chip WLAN solutions supporting the 802.11g, 802.11a/g and 802.11n standards, and expect to continue to integrate additional functionality in these solutions. In addition to our single-chip integration, we focus our design efforts on integrating more functions onto the chip to reduce total system cost and end-product design complexity.

Radio-on-Chip for Mobile, or ROCm® WLAN Solutions

In 2005, we introduced our single-chip, CMOS-based ROCm family of WLAN solutions developed to meet the growing demand for WLAN in mobile devices such as smartphones, mobile WLAN/cellular hotspots and mobile consumer products including mobile video game devices, digital still and video cameras, e-readers and PMPs. Since then, we have introduced two generations of 802.11g and 802.11a/g, and our first generation of 802.11n mobile WLAN single-chip solutions. These products feature very low-power consumption and small form factors, making them ideal for portable consumer electronics products.

To enable the success of our ROCm WLAN solutions, we have developed a number of key strategic alliances including: a joint reference program for dual-mode WLAN/cellular handsets with QUALCOMM Incorporated’s code divisional multiple access/wideband code divisional multiple access, or CDMA/WCDMA, solutions; pre-qualification and pre-testing of our WLAN software drivers for Microsoft® Windows® Mobile; a joint reference platform for smartphones with applications processors from NVIDIA, Incorporated; and joint reference platforms for PNDs with Samsung Electronics’ applications processor technology and our GPS. We also partner with major module manufacturers such as Samsung Electro-Mechanics Co. Ltd. and Murata Manufacturing Co., Ltd.

Our ROCm solutions achieve coexistence between WLAN and Bluetooth by employing our Universal Wireless Cooperation™, a suite of advanced techniques consisting of channel protection and timesharing mechanisms, 3G coexistence optimizations and our proprietary WLAN/Bluetooth Coexistence Agent™, consisting of patented algorithms that allow switching WLAN and Bluetooth transmissions accordingly, and algorithms that allow synchronization for both uplink and downlink traffic designed to avoid Bluetooth traffic. We provide single-chip WLAN and Bluetooth implementations in system-in-package combination solutions for mobile consumer electronics

Fast and Gigabit Ethernet ETHOS™ Solutions

In 2006, we entered the Ethernet business and have since shipped over 150 million Ethernet chipsets that we market under our ETHOS brand. Our ETHOS portfolio features single-chip CMOS Fast and Gigabit Ethernet switch, local area network-on-motherboard, or LOM, controller and transceiver solutions. These technologies enable us to offer end-to-end silicon platforms to our networking, computing and consumer electronics customers for both their wireless and wired products. Our ETHOS products complement our portfolio of wireless and powerline connectivity solutions for access points, routers and gateways, which typically include Ethernet physical layer, transceivers and switches, our computing portfolio for PC customers’ LOM applications and powerline adapters which incorporate an Ethernet transceiver. Additionally, our Ethernet products are an important part of our broadband PON and MUX access platforms. These products provide connectivity in accordance with the IEEE 802.3u Fast Ethernet or IEEE 802.3ab Gigabit Ethernet standards, and most of them meet the 802.3az Energy Efficient Ethernet 2010 standard for low-power Ethernet operation.

Our Fast and Gigabit Ethernet ETHOS controller solutions provide wired connectivity for desktop and notebook PC platforms. Our family of single-chip controllers integrates our Fast and Gigabit Ethernet physical integrated circuit, or PHY, and MAC, with a comprehensive software suite. These cost-effective solutions are targeted to client network interface cards, or NICs, and LOM applications.

Our Fast and Gigabit Ethernet ETHOS transceivers are designed for use in PCs, access points, routers, broadband gateways, wired switches, powerline adapters and home consumer electronics. These transceivers utilize sophisticated signal processing algorithms and advanced power management features to achieve high performance and low power consumption. Our transceiver solutions comply with the IEEE Ethernet standards for performance and many comply with the IEEE 802.3az Energy Efficient Ethernet 2010 standard.

Our Fast and Gigabit Ethernet switch products are based on single-chip configurations and are primarily sold in conjunction with our other connectivity chipsets as part of reference designs for routers, access points and broadband gateways. Additionally, in 2008, we began integrating our Ethernet switches into WiSoC solutions.

Atheros Bluetooth® Solutions

In 2007, we introduced our Bluetooth products and today we serve our PC and mobile consumer electronics customers with our single-chip CMOS Bluetooth solutions for Bluetooth v4.0, Bluetooth 3.0 + High-Speed and classic Bluetooth 2.1 + Enhanced Data Rate, or EDR. Our solutions leverage our expertise in RF design and integration to deliver highly compact designs that meet the footprint, power and cost requirements for mobile products. Our products provide optimized coexistence and performance with WLAN and 3G technologies.

The market for Bluetooth 2.1 + EDR has historically been limited to low throughput uses such as connecting handsets to headsets and computing platforms to peripheral devices. In 2009, the Bluetooth Special Interest Group, or SIG, ratified the new Bluetooth 3.0 standard and we later launched our Bluetooth 3.0 solution for PCs. Within the new performance grade for Bluetooth is the High Speed, or HS, version that employs the 802.11 Physical Application Layer, or PAL. Bluetooth 3.0 + HS utilizes Bluetooth pairing profiles for secure and simple device-to-device connections and the 802.11 PAL to achieve significantly higher throughput for data and content transfers. We believe that the Bluetooth 3.0 + HS standard will expand the market for PC Bluetooth solutions by enabling a broader range of applications that require increased throughput. Most recently, the SIG has announced the standard for Bluetooth v4.0 for Low Energy operation, which is particularly well suited for mobile, monitor and control applications, and we anticipate supporting this new standard with our Bluetooth solutions.

GPS Solutions featuring FYX™ Location Technology

In 2007, we introduced our family of GPS location aware solutions. Our FYX GPS portfolio features single-chip receivers and a software suite enables us to offer complete GPS system solutions for signal acquisition, tracking, data extraction and GPS navigation. Our GPS product portfolio, which targets high-volume, embedded GPS applications including PNDs, PCs, PMPs, portable gaming devices and smartphones, complements our WLAN, Bluetooth and Ethernet offerings. Our products feature assisted-GPS capabilities to enhance location fix times and navigational accuracy in challenging environments where views to satellites are obstructed or unavailable.

Our FYX Location Core features a patented dual-engine design, with one engine optimized for fast searching while the other provides for accurate navigation tracking. This approach is designed to provide a more precise tracking capability as well as low power utilization enabling quicker location identification while consuming less power.

AMP™ Powerline Solutions

Our AMP Powerline technology solutions are used by customers to enable high-speed video and data networking over the home’s existing electrical wiring and accessed through electrical wall outlets located throughout the home. In the digital home, our ICs are used in powerline-to-Ethernet adapters, which can be used to connect products with Ethernet ports, in hybrid Wi-Fi/powerline routers and range-extender adapters and in embedded products, where our PLC ICs are incorporated directly into the product. Most of our PLC IC products are used in powerline-to-Ethernet wall adapters and routers to provide connectivity between broadband modems or routers and computers, connected TVs, set-top boxes, gaming consoles and other electronic products.

We also sell our PLC ICs for use in electric utility and other commercial markets. In the utility market, our ICs enable various smart grid applications, such as smart meters, which help utilities and consumers monitor and manage in-home electricity consumption. In the commercial market, our ICs enable the distribution of broadband services over existing electrical wiring and coaxial cable to individual units within apartment buildings and other multiple dwelling units.

Our solutions are currently delivered in 2-chip configurations, consisting of a MAC/PHY transceiver chip and an analog front end, or AFE, line driver chip. These products support the HomePlug AV standard and the IEEE 1901 standard for wireline communications and the recently released IEEE 1905.1 draft standard for hybrid home networks.

Broadband Access Solutions

With our acquisition of Opulan in August 2010, we added PON and MUX technologies. These solutions provide higher throughput broadband access to be delivered to the home and MDUs and enable the increasing bandwidth requirements of delivering multimedia and IPTV. With our Gigabit speed Ethernet PON, or EPON, solutions, our carrier customers can deploy next-generation, fiber-to-the-home broadband access with the optical line terminal for networking from the central office, and the full-featured optical network unit system-on-chip for implementation in home gateways. Additionally, we offer a family of high-port count switches, MUX products, which are used by our customers on DSL central office line cards. We provide service providers with a unique end-to-end, WAN-to-LAN, architecture that not only delivers Gigabit speed next-generation broadband access to the home and MDUs, but also employs our hybrid connectivity portfolio consisting of Ethernet, Wi-Fi® and PLC solutions, to intelligently route broadband traffic throughout the home.

Our single-chip PON solutions support a variety of mandatory as well as optional specifications for next-generation broadband networking, including support for the mandatory IEEE 802.3ah PON 1Gigabit networking standard and the optional China Telecom Corporation, Ltd. , or CTC, standard for layers 3 through 7, multiple-channel, software-based, digital signal processing for G.711 and G.729 International Telecommunication Union, or ITU, standards for VoIP, TR-156 (Broadband Forum PON standard), and comprehensive virtual LAN, or VLAN, to ease management, processing and traffic management for PON and user network interface, or UNI.

Industry Standards

We actively participate in the on-going development of industry standards that enable enhanced product performance and end-product interoperability between multiple vendors. We believe that industry-wide standards are important in order to ensure product interoperability, simplify and enhance the consumer connectivity experience. We believe the presence of agreed upon standards will increase the total available market for our products. Some of the key standards that our solutions support are:

•	WLAN – IEEE 802.11 and Wi-Fi CERTIFIED;

•	Bluetooth – Bluetooth 2.1, 3.0, 3.0 + HS , 4.0 LE;

•	Ethernet – IEEE 802.3, the European CoC on Energy Efficiency and the European Union’s EuP Directive for low power, green energy operation;

•	GPS – U.S. NAVSTAR GPS, Russia’s GLONASS; Third Generation Partnership Project, Secure User Plane Location;

•	PLC – HomePlug AV, IEEE 1901, the European CoC on Energy Efficiency and the European Union’s EuP Directive ;

•	PON – IEEE 802.3ah, China Telecom standard for layers 3 – 7, G.711 and G.729 ITU standards for VoIP, TR-156 (Broadband Forum PON standard) and VLAN.

Customers

We sell our portfolio of connectivity solutions into three primary channels—Networking, Computing, and Consumer. Networking consists primarily of products that enable the distribution of broadband network access and the distribution of media in the home. Computing consists of consumer and enterprise computing devices. Consumer consists of mobile and fixed products that allow for consumption of media, internet access, peer to peer connections and location based services. Our products are sold to customers in these three channels as outlined below:

	Products Incorporating Our Solutions	Atheros Products
Networking 51% of 2010 Revenue

Wireless access points and routers

Broadband gateways (DSL, Cable and Passive Optical Networking)

Ethernet switches

Powerline adapters

Cardbus and USB adapters

Broadband Access central office solutions

Network Attached Storage devices

WLAN RoC , Mac+ Baseband, single chip and WiSoCs Network processor chips Ethernet transceivers Ethernet switches PLC SoCs PON SoCs MUX SoCs
Computing 26% of 2010 Revenue	Notebook computers Netbook computers Tablet computers Desktop computers Smartbook computers LAN on motherboard applications	WLAN RoC, Mac+ Baseband and single chips Ethernet controllers Ethernet transceivers and controllers Bluetooth SoCs GPS SoCs
Consumer 23% of 2010 Revenue

Cellular handsets and smartphones Mobile gaming devices

e-readers

Portable WLAN/cellular hotspots

Media adapters

Personal Navigation Devices

Printers

Televisions

Blu-ray players

VoIP phones

IP Cameras and camcorders

Mobile WLAN products WLAN products Ethernet transceivers Bluetooth SoCs GPS SoCs

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

In 2010, 2009 and 2008, Hon Hai Precision Industry Co. Ltd. accounted for 15%, 17% and 19% of our net revenue, respectively. In 2009, Nintendo Co., Ltd. accounted for 13% of our net revenue.

While we primarily sell directly to ODMs, the ODM generally identifies on its purchase order the OEM for whom they are purchasing our product. Based on the sell-through information provided to us by the ODMs, the following companies or their subsidiaries are among those that have incorporated our products directly or through ODMs during the year ended December 31, 2010:

2Wire, Inc.

Acer, Inc.

Apple, Inc.

Aruba Wireless Networks, Inc.

AsusTeK Computer, Inc.

AVM GmbH

Buffalo, Inc.

devolo AG

Cisco Systems, Inc.

D-Link Systems, Inc.

EchoStar Corporation

Free

Hewlett-Packard Co.

Huawei Technologies Co., Ltd.

Lenovo Group Limited

MikroTik Ltd.

NEC Electronics Corp.

NETGEAR, Inc.

Nintendo Co., Ltd.

Sagem Communications

Samsung Group

Sony Corporation

Toshiba Technology Corp.

TP-Link Technologies Co., Ltd.

Ubiquiti Networks, Inc.

ZTE Company Ltd.

Sales and Marketing

We have direct sales and support staff strategically located near our major customers in the United Sates, or U.S., Asia and Europe. Generally, each salesperson has specific end-user market expertise in the market or markets on which they focus.

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

Substantially all of our sales are to customers outside the U.S. and Canada. Sales to customers in Asia, which includes China, Hong Kong, India, Japan, Korea, Malaysia, Singapore and Taiwan, accounted for 86% of net revenue in 2010, 87% of net revenue in 2009, and 90% of net revenue in 2008. Our net revenue consisted of sales to customers in the following countries for the periods indicated in the following table:

	Year Ended December 31,
	2010	2009	2008
Taiwan	30%	36%	41%
China	25	21	29
Hong Kong	17	14	10
Japan	12	15	7
U.S.	3	3	1
Other	13	11	12

Total	100%	100%	100%

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

We intend to continue to participate in, support our employees’ participation in, or monitor, as appropriate, the activities of various standards bodies, including the Bluetooth SIG, the Broadband Forum, the Broadband Forum TR 156, WT200, the Broadcasting and Interactivity Over Cable Forum, the Cable Television Laboratories, the CableLabs DPoE, the China Broadcasting Satellite Mobile, the Chinese National Standard for Wireless LANs, the Digital Living Networking Alliance, the European Telecommunications Standards Institute, the IEEE standards group, the IEEE P1904 SIEPON, the Home Gateway Initiatives, the HomePlug Powerline Alliance, the International Electrotechnical Consortium, the International Telecommunications Union, the National Institute of Standards and Technology, the PCI-SIG, the Universal Plug and Play Forum, the USB Implementers Forum, the WiFi Alliance, the WiMax Forum, the Wireless Gigabit Alliance and the Zigbee Alliance.

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

Patents

As of December 31, 2010, we held 242 issued U.S. patents and 300 pending U.S. patent applications, in addition to international patents and pending patent applications. We continue to pursue actively the filing of additional patent applications in both the U.S. and foreign jurisdictions. Our domestic patents and applications have expiration dates ranging from October 2011 through March 2029.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our continued success and future growth is based on execution capability, technical expertise, speed of implementation and process management abilities of our employees and our ability to defend our intellectual property. Our existing and future patents may be circumvented, blocked, explicitly or implicitly licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that future publications by third parties could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In addition, in foreign countries, we may not receive effective patent protection. We cannot be sure that steps we take to protect our proprietary technologies will prevent misappropriation of our technologies.

Intellectual Property Litigation

The wireless communications, satellite navigation and networking industries are characterized by frequent litigation and other vigorous protection and pursuit of intellectual property rights or positions. There are also numerous patents in our industry and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation. Questions of infringement involve highly technical and subjective analyses. Litigation may be necessary to enforce any patents we may be granted and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity made against our products or our customers’ products, and we may not prevail in any current or future litigation. We and our customers have received and may continue to receive, written notices and license offers from research institutions, intellectual property holding firms, our competitors and others claiming to have patent and other intellectual property rights that apply to the IEEE family of WLAN standards, Ethernet, GPS, Bluetooth, optical networking and Powerline technologies as well as other intellectual property relevant to our chips, software, and system solutions. These notices or offers have been made directly to us and to our U.S. and foreign customers. We have responded directly or indirectly through our customers, to these notices, and continue to correspond regarding the offers with some of the parties that have sent the notices. In addition, we and our customers may be and have been sued in the U.S. for allegedly infringing patents related to WLAN, GPS, Bluetooth, Ethernet, Powerline, PON and MUX technology. We believe that the disputed rights and rights offered are either already licensed to us or our products do not infringe any valid claim to the issued patents identified to date. However, we cannot assure that adverse results will not occur. We also cannot assure that any of these or other third-parties will not pursue litigation or assert their patent and other intellectual property rights against us in the future. We have certain indemnification obligations to customers and strategic partners with respect to infringement of third-party patents and intellectual property rights by our products. We cannot assure that our potential obligations to indemnify such customers will not harm us, our business or our financial condition and results of operations. We have intervened and may intervene in litigation on behalf of certain of our customers. The results of any litigation are inherently uncertain. Any successful infringement claim, litigation against us or our customers or settlements of intellectual property claims could have a significant adverse impact on our business.

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

Copyrights and Trademarks

We claim copyright and trademark protection for proprietary documentation and a variety of branding marks. We also pursue foreign copyrights and trademarks where applicable and necessary. The branding marks are sublicensed to our customers and used by them to identify and promote their products’ capabilities. As of December 31, 2010, we held 30 registered U.S. trademarks.

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

Research and Development

We engage in substantial research and development to develop new products and integrate additional capabilities in product designs. We conduct research into digital and analog semiconductor design, hardware reference board design, software reference code development, systems integration and manufacturing process flow development and perform test emulation, digital design verification and application software development at our corporate headquarters in San Jose, California, and at our research and development facilities in California, Florida, Canada, China, Finland, India and Taiwan. We use a number of proprietary design tools and processes that enable us to deliver high-performance wireless capabilities using low-cost manufacturing facilities. We employ a team of engineers with extensive experience in mixed signal design, systems and communications architecture, CMOS technology and software development. Our research and development expense was $189.7 million in 2010, $130.6 million in 2009 and $121.6 million in 2008.

Manufacturing

We primarily develop proprietary designs and provide them to third-party foundries, outsourced assembly and test providers, contract manufacturers, ODMs, and other licensees and contractors to produce silicon wafers, semiconductors, and modules. We also engage turn-key suppliers to assist in the design of our products and to manage the production of the products they design. We produce a variety of digital, analog and mixed-signal chip designs generally using standard digital CMOS production facilities. The use of this process enables us to produce cost-effective products, and we have proprietary rights to the particular design methodologies that we use to maintain high-performance levels on generic processes. By utilizing standard digital CMOS processes, we are able to work with a large number of independent foundries that provide us operational and cost efficiencies. By subcontracting our manufacturing requirements, we are able to focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities.

We currently have in production CMOS chips ranging from 0.5 micron to 55 nanometer process geometries at a variety of foundries. We depend on a range of foundry contractors to manufacture substantially all of our products. Our primary silicon foundries for wafer production are GlobalFoundries Inc., or GlobalFoundries, in Singapore, Semiconductor Manufacturing International Corporation, or SMIC, in China, Silterra Malaysia Sdn. Bhd., or Silterra, in Malaysia, Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, Tower Semiconductor Ltd. in Israel and United Microelectronics Corporation, or UMC, in Taiwan. Limitation of any of our independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Our wafer probe testing is conducted by independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages or modules and the finished products are tested by one of our key test and assembly subcontractors including, but not limited to Advanced Semiconductor Engineering, Inc., or ASE, in Taiwan, Ambit Microsystems LTD. in China, Amkor Technology, Inc. in China, Taiwan and Korea, Orient Semiconductor Electronics, Ltd., or OSE, in Taiwan, Signetics Corporation in Korea, Siliconware Precision Industries Co., Ltd. in China and Taiwan and United Test and Assembly Center Ltd. in Singapore. We store and distribute our finished goods inventory from contracted warehouses in Hong Kong and Singapore. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. Our products depend on specially configured test equipment. We believe we have adequate tester capacity to support our current business levels and we continually work with our suppliers to obtain the capacity needed. A shortage of tester capacity could result in product shortages. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

We engage with third-party turn-key suppliers to provide some of our finished products. The turn-key suppliers typically participate in the design of the semiconductor and are responsible for managing all aspects of the manufacturing of the product for us. Our primary turn-key suppliers include, but are not limited to austriamicrosystems, or AMS, in Austria, Global Unichip Corporation, or GUC, in Taiwan, and Kawasaki Microelectronics, or K-Micro in Japan. Turn-key suppliers may manufacture wafers with their own wafer foundries or may subcontract the wafer manufacturing to independent wafer foundries. The sort, assembly, and test activities are typically subcontracted to outsourced assembly and test providers. Although turn-key suppliers may use the same foundries and outsourced assembly and test suppliers that we use, we are seen as a separate customer and have limited influence to affect production and delivery of our turn-key products.

We also maintain pre-production hardware and software test facilities at our corporate headquarters and at our research and development facilities in California, Florida, Canada, China, Finland, India and Taiwan. This enables us to operate certain test processes on demand, so as to reduce the time-to-market of our designs and improve their reliability.

Competition

The connectivity semiconductor markets and the overall semiconductor industry are intensely competitive with a variety of large and small companies providing semiconductors, hardware and software designs. We believe that we compete favorably in these markets with respect to the following factors:

•	product performance;

•	feature set and quality, including network throughput, product coverage range, power efficiency, security features, reliability and consistency;

•	level of integration;

•	time-to-market;

•	price;

•	ability to respond quickly to customer needs;

•	customer support and application support;

•	ability to comply with, and influence, industry standards and international regulatory requirements;

•	intellectual property; and

•	reputation.

We compete with a number of large U.S. and international semiconductor suppliers. Our primary competitors include Broadcom Corporation, CSR plc, Intel Corporation, Lantiq, Marvell Technology Group Ltd., PMC-Sierra Inc., Ralink Technology Corporation, QUALCOMM, Realtek Semiconductor Corp.,. and Texas Instruments, Incorporated. This competition has resulted and will continue to result in declining average selling prices for our products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers that choose to develop their own silicon solutions. We also expect to encounter further consolidation in the markets in which we compete.

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

Some of our customers and partners are also large, established semiconductor suppliers. Our sales to and support of such customers or partners may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. Competition could increase pressure on us to lower our prices and lower our margins. If we do not compete successfully, we will be unable to gain or retain market share.

Employees

As of December 31, 2010, we employed 1,778 full-time employees, including 1,262 in research and development and operations, 402 in sales and marketing and 114 in general and administration. We have never had a work stoppage and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Item 1A.	Risk Factors

The failure to complete the proposed merger with QUALCOMM could adversely affect our business.

On January 5, 2011, we entered into the Merger Agreement with QUALCOMM, pursuant to which a wholly owned subsidiary of QUALCOMM will merge with and into us, and we will continue as the surviving corporation and become a wholly owned subsidiary of QUALCOMM, or the Merger. The Merger is subject to customary closing conditions, including adoption of the Merger Agreement by our stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals. There is no assurance that the Merger with

QUALCOMM will occur. If the proposed Merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to $103.7 million. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community and adversely impact our relationship with our customers. Finally, the announcement and pendency of the Merger could result in disruptions to our business, and any such disruptions could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, as a result of the announcement or if the Merger is not consummated.

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

Downturns in the semiconductor industry could adversely affect our operating results and stock price in a material manner.

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

General worldwide economic conditions significantly deteriorated in the second half of 2008 due to many factors including credit conditions and liquidity concerns resulting from the financial crisis affecting the banking system and financial markets, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and adverse business conditions. Although conditions in the semiconductor market in which we participate improved in the first half of 2010, if general global economic conditions do not continue to improve or deteriorate again, it could adversely affect the semiconductor market and be extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities, and it could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable days sales outstanding would be negatively impacted. The recent downturn in the semiconductor industry and any future downturn may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in our having excess inventory. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, either worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy does not improve from its current condition or if it continues to deteriorate, or if the semiconductor market deteriorates or does not continue to improve, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and, ultimately, our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a negative impact on our results of operations.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our revenue and our business will be severely harmed.

We have derived substantially all of our revenue from the sale of chipsets for wireless applications, and we expect our chipsets for WLAN applications and, to a lesser extent, our Bluetooth, Ethernet, GPS, PLC and PON solutions, to account for substantially all of our revenue for the foreseeable future. Our success will depend in large part on the growth of these markets and our ability to gain marketshare. If these markets do not achieve the growth we expect or we do not increase our marketshare, the growth and success of our business could be limited. In addition, if we are unable to develop new products in a timely manner or demand for our chipsets declines as a result of competition or technological changes, it would have a material negative impact on our business, operating results and financial position and our competitive position.

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

Although we achieved profitability in the last four fiscal years, we may not sustain or increase profitability in the future.

During 2010, we incurred $865.1 million in operating costs and expenses and generated net income of $54.4 million. During 2009, we incurred $520.3 million in operating costs and expenses and generated net income of $46.4 million. During 2008, we incurred $446.5 million in operating costs and expenses and generated net income of $18.9 million. We did, however, incur a net loss in the first and second quarters of 2009 and the fourth quarters of 2008 and 2010 and may incur losses in the future. To sustain profitability, we will need to maintain or increase our revenue while maintaining reasonable cost and expense levels, or to decrease expense levels in the event of declining revenues. In addition, since we expect average selling prices of our products to continue to decrease in the future, we will need to continue to reduce the average unit costs of our products and increase sales volumes in our existing markets as well as successfully introduce additional products for new and existing markets in order to maintain profitability. We expect to increase our expenses in absolute dollars in the near future from current expense levels to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. In addition, if we do not sustain or increase profitability, we may be unable to invest in the necessary level of research and development to remain competitive.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

After we have developed and delivered a product to a customer, the customer will usually evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need several months to test, evaluate and choose whether to adopt our product, and to begin volume production of equipment that incorporates our product. Due to these lengthy sales cycles, we may experience significant delays from the time we increase our operating costs and expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our solution to incorporate into its product, we have no assurances that the customer will ultimately market and sell its product or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle also increase the risk that a customer will decide to cancel or curtail, reduce or delay its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated.

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

The products we develop and sell are used for high volume applications and many of them are subject to rapid declines in average selling prices over the life of the products. We have historically decreased the average selling prices of many of our products in order to meet market demand, and we expect that we will continue to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. A decline in average selling prices could harm our operating results. Historically, we have generally been able to substantially offset reductions in our average selling prices with decreases in our product costs and increases in our unit volumes. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross profit. While gross profit may decline as a result of reductions in average selling prices, we may continue to incur research and development costs at higher or existing levels to develop future products. This continued spending would have an adverse impact on our immediate operating results if our revenue does not continue to grow or our gross margins decline.

Changes to the mix of products we sell may have a significant impact on our financial results.

We sell many products with differing functionality, prices and costs. The mix of our products sold to customers in any particular period may affect the average selling price and average cost of our products, which could substantially impact our revenues and gross margins. Our gross margin may vary from quarter-to-quarter for a number of reasons, including market conditions, customer demand, changes in our customer base, product mix and our sales volume, average selling price, and cost for each product sold. To the extent that our sales mix results in a decline in our gross margins, our ability to recover our fixed costs and investments associated with a particular product and our business, results of operations and financial condition could be materially adversely affected.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenue may decline. Within each of our markets, we compete with large semiconductor manufacturers and designers and start-up integrated circuit companies. Some of our competitors are also or may also become our customers and partners. Many of our current and potential competitors have longer operating histories, significantly greater financial, manufacturing, technical, marketing, sales and other resources than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs, and some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate wireless functionality into other products that we do not sell, which may make it difficult for us to gain or maintain market share. In addition, as a result of our recent acquisitions of Opulan and Intellon we have entered new markets in which we have limited familiarity.

We will continue to expend substantial resources developing products for new applications or markets and may never achieve the sales volume that we anticipate for these products, which may limit our future growth and harm our results of operations.

We have entered a variety of new wireless and wired communications markets that are outside of our traditional WLAN markets. Through the acquisition of Opulan in 2010, Intellon in 2009 and Attansic in 2006, and the purchase of assets and certain liabilities of u-Nav in 2007, we now offer our customers PON, MUX, Powerline, Ethernet and GPS products. In addition, we have internally developed Bluetooth solutions that we actively sell to our customers. Although we plan to continue to diversify our revenue base outside of our WLAN market, the vast majority of our historical revenue has come from the sale of our WLAN products. Our future success will depend in part upon our ability to offer products outside of the WLAN market, and we face a number of risks in connection with these products, including those described in other risk factors in this report. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon volume production and broad deployment. In addition, we will have limited experience in these new markets, and we may be unsuccessful in marketing and selling any products we develop for these or other new markets. The markets we choose to enter will likely be highly competitive and many of our competitors will have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase our market share in these markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and would harm our results of operations.

If we fail to appropriately scale our operations in response to changes in demand for our existing products or for new products, our business could be materially and adversely affected.

We have significantly grown and expanded our operations in a short period of time, and to achieve our business objectives, we expect to continue to grow. Through internal growth and the acquisition ZyDAS, Attansic, u-Nav, Intellon and Opulan, we have significantly increased the scope of our operations and expanded our workforce, from 260 full-time employees as of December 31, 2004, to 1,778 employees as of December 31, 2010. Although we slowed the expansion of our workforce during 2009 in connection with the global economic downturn, we accelerated our expansion in 2010 through internal growth and the acquisition of Opulan, and we anticipate that we will in the future further expand our workforce through internal growth and possible acquisitions. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our current and future products and services. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, the rate of increase in our operating costs and expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results. In addition, if our revenues decrease and we are unable to reduce our operating costs and expenses at a rate at least as rapid as the rate of the decrease in revenues, our operating results would be adversely affected.

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

In the past few years, we have entered into leases for new or additional office space in almost all of our worldwide locations, including California, Florida, Canada, China, Finland, Germany, India, Japan, Korea and Taiwan. We will likely need to lease additional office space in the future to accommodate our growth and we may also be required to relocate our employees from time to time. If we are unable to extend our current leases on acceptable terms and secure additional space to accommodate our anticipated growth, we will need to secure alternative space for these facilities. Relocation of employees at any of our worldwide offices could result in temporary disruptions of our operations or a diversion of our management’s attention and resources. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business. In addition, the rate of any decrease in our revenues may exceed the rate at which we are able to reduce our expenses, which would materially and adversely affect our current or future business.

We may not be able to sustain our recent growth rate in the near future, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. Our revenue increased from $472.4 million in 2008, to $542.5 million in 2009 and to $926.8 million in 2010. It is very likely that we will not be able to achieve similar revenue growth rates for 2011 or in future periods. In the event that we do achieve continued growth, the expansion of our business and operations will likely place a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our financial results could be adversely affected.

We intend to evaluate acquisitions of or investments in businesses, and we may not realize the anticipated benefits of these acquisitions or investments, which could reduce our profitability and adversely affect our stock price.

An important part of our growth strategy includes expansion through acquisitions. We plan to continually evaluate acquisitions of or investments in businesses that may offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities, if appropriate opportunities arise. For example, in August 2010, we acquired Opulan, a privately held Shanghai, China-based fabless semiconductor company that designs and sells broadband access integrated circuits and in December 2009, we acquired Intellon, a publicly-traded U.S.-based fabless PLC IC design company.

Our ability to realize the anticipated benefits of our acquisitions or investments, including the recently completed Opulan acquisition, will depend, in part, on our ability to integrate the business of the acquired company successfully and efficiently with our business. The combination of two independent companies is a complex, costly and time-consuming process. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits we expect. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration of two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees, and diversion of management’s attention, and may cause our stock price to decline. Risks arising from our past or future acquisitions or investments could include among other things:

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

Even if our operations and those of an acquired company, such as Opulan, are integrated successfully, we may not realize the full potential benefits of the transaction, including the synergies, cost savings, benefits of product diversification or sales or growth opportunities that are expected. Such benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that our combination with any acquired company, including Opulan, will result in the realization of the full benefits anticipated from the transaction. In addition, future acquisitions could result in cash expenditures, accounting charges, the incurrence of debt or contingent liabilities, adverse tax consequences, deferred compensation charges, dilution to future earnings and amortization of amounts related to deferred compensation and certain purchased intangible assets and large and immediate write-offs, any of which could negatively impact our results of operations and could cause our stock price to decline. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to consummate any such transactions on terms and conditions that are acceptable to us, if at all. We may not realize the anticipated benefits of any acquisition or investment.

We may not be successful in expanding into the markets served by an acquired business and in addressing the potential new opportunities that may arise out of the combination.

We may acquire businesses, such as that of Opulan, that serve different markets than ours, and we would not have experience competing in these markets. Further, due to our inexperience in these new markets, we may overestimate the benefits. The success of any expansion into these new markets by us will depend on a number of factors, including:

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. In the event of a decline in our stock price, many of our key employees could hold options with exercise prices in excess of our current stock price, and restricted stock units held by our key employees could have a significantly diminished value, and therefore retention of these key employees may be difficult in a highly competitive market. In addition, as a result of the applicability of current authoritative accounting guidance, and the requirement to expense the fair value of stock options awarded to employees, we have modified and may continue to modify our compensation policies by, for example, increasing cash compensation to certain employees and/or instituting awards of restricted stock units, while simultaneously reducing awards of stock options. These modifications of our compensation policies and the applicability of current authoritative accounting guidance requirement to expense the fair value of stock options awarded to employees and officers have increased our operating costs and expenses. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

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

The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products and our proprietary features in a timely manner.

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

A significant portion of our products is sold to customers outside the U.S. and Canada. Sales to customers in Asia have accounted for substantially all of our revenue since 2003. Because most of our ODMs and our other direct customers are located in Asia, we anticipate that substantially all of our revenue will continue to be represented by sales to customers in that region. In addition, our primary suppliers are located in Asia and Israel. We also conduct research and development activities in Canada, China, Finland, India, and Taiwan and have sales, marketing and support personnel in China, Hong Kong, France, Germany, Japan, Korea, Macao, Taiwan, and the United Kingdom. Over half of our total workforce is currently located in Asia. Our success depends upon continued expansion of our international operations. Our international business involves a number of risks, including:

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

Another significant risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, or FCPA. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.

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

We depend on a number of foundry contractors to manufacture substantially all of our products. Our primary silicon foundries for wafer production are GlobalFoundries in Singapore, SMIC in China, Silterra in Malaysia, TSMC in Taiwan, Tower Semiconductor Ltd. in Israel and UMC in Taiwan. Limitation of any of our independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time to time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Our wafer probe testing is conducted by independent wafer probe test subcontractors. Following completion of the wafer probe tests, the die are assembled into packages or modules and the finished products are tested by one of our key test and assembly subcontractors including, but not limited to ASE in Taiwan, Ambit Microsystems LTD. in China, Amkor Technology, Inc. in China, Taiwan and Korea, OSE in Taiwan, Signetics Corporation in Korea, Siliconware Precision Industries Co., Ltd. in China and Taiwan and United Test and Assembly Center Ltd. in Singapore. We store and distribute our finished goods inventory from contracted warehouses in Hong Kong and Singapore. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. Our products depend on specially configured test equipment. We believe we have adequate tester capacity to support our current business levels and we continually work with our suppliers to obtain the capacity needed. A shortage of tester capacity could result in product shortages. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, or if a subcontractor suffers any damage to or destruction of its facilities, or in the event of any other disruption of assembly and testing capacity.

We engage with third-party turn-key suppliers to provide some of our finished products. The turn-key suppliers typically participate in the design of the semiconductor and are responsible for managing all aspects of the manufacturing of the product for Atheros. Our primary turn-key suppliers include, but are not limited to AMS in Austria, GUC in Taiwan, and K-Micro in Japan. Turn-key suppliers may manufacture wafers with their own wafer foundries or may subcontract the wafer manufacturing to independent wafer foundries. The sort, assembly, and test activities are typically subcontracted to outsourced assembly and test providers. Although turn-key suppliers may use the same foundries and outsourced assembly and test suppliers that we use, we are seen as a separate customer and have limited influence to affect production and delivery of our turn-key products.

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

To remain competitive, we continually work to improve our chipsets and, in particular, our high-performance wireless and wired networking products, by using increasingly smaller geometries in their manufacture and achieving higher levels of design integration. These ongoing efforts are costly and difficult and require us from time to time to modify the manufacturing processes for our products and to redesign some products. We must also redesign our chipsets from time to time to compete successfully and to address new technological developments, which may result in delays in product deliveries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. We have experienced in the past and may continue to experience some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, resulting in reduced manufacturing yields, delays in product deliveries and increased development expenses. The cost of manufacturing products at smaller geometries is significantly greater than the cost applicable to geometries at which we currently manufacture our products and we expect our development costs will significantly increase as a result. In addition, while we purchase wafers from foundries, we typically assume the yield risk related to production. We depend on our relationships with our foundries to transition to smaller geometry processes successfully and cannot assure that our foundries will be able to effectively manage the transition. If our foundries, or we, experience significant delays in this transition or fail to efficiently implement these transitions, our business, financial condition and results of operations could be adversely affected.

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

In 2010, 2009 and 2008, Hon Hai Precision Industry Co. Ltd. accounted for 15%, 17% and 19% of the Company’s net revenue, respectively. In 2009, Nintendo Co., Ltd. accounted for 13% of the Company’s net revenue.

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

The wireless and wired communications markets are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received, and we may continue to receive, written notices or offers from our competitors and others claiming to have patent and other intellectual property rights in certain technology and inviting us to license this technology and related patents, including technology and patents that may apply to the IEEE family of standards, such as the WLAN standards, or other wireless or wired standards, as well as to other technology and patents relevant to our chips, software and system solutions. These notices or offers have been made directly to us and through our U.S. and foreign customers and other third parties. We have responded, or are in the process of responding, directly, or indirectly through our customers and other third parties to notices and allegations of infringement that we or our customers have received, and continue to correspond regarding the offers with some of the parties that have sent the notices. Moreover, we are currently engaged in litigation with parties that claim our products infringe their patents as discussed in Part I, Item 3 of this Report. Questions of infringement and misappropriation in our markets involve highly technical and subjective analyses. In addition to the litigation in which we are currently involved, future litigation may be necessary to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation, and we may not prevail in our current or any future litigation. Our business could be harmed as a result of litigation or acceptance of offers to license or otherwise settle claims of infringement. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. For instance, we recently settled certain claims brought against us by Wi-LAN, Inc. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. Any of these consequences could result from litigation whether initiated by our competitors or others, including those that have already sent notices or offers to us and our customers claiming patent rights and offering licenses.

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

We rely on our information systems and those of third parties for processing customer orders, shipping of products, billing our customers, tracking inventory, forecasting and demand planning, supporting accounting functions and financial statement preparation, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, in 2007, we implemented enhanced information systems to meet the demands resulting from our growth and to provide additional capabilities and functionality and we are in the process of implementing additional modules to help us improve our management, operational and planning processes. We anticipate that we will also need to continue implementing a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting rules and regulations. A change in those accounting rules can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2007 the FASB issued updated authoritative accounting guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The updated guidance, which became effective for us in the first quarter of 2009, had a material impact on our consolidated financial statements during the years ended December 31, 2010 and 2009. For example, in August 2009, we recognized a one-time tax benefit of $21.7 million upon favorable resolution of a foreign tax obligation relating to a prior acquisition. Under prior accounting standards, the amount would have been recorded as an adjustment of goodwill. Similarly, under the updated guidance, we are expensing the transaction and employee termination costs associated with the Intellon and Opulan acquisitions, while under the prior accounting standards such costs would have been capitalized. In addition, we acquired in-process research and development of $7.7 million and $17.5 million in 2009 and 2010, respectively, which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, we believe the updated guidance will have a material impact on our future consolidated financial statements.

We have acquired numerous intangible assets from our recent acquisitions which may be subject to write-downs if business deteriorates.

Through our acquisitions of ZyDAS, Attansic, u-Nav, Intellon and Opulan, we have acquired various intangible assets including developed technology, customer relationships, covenants not-to-compete, backlog, and goodwill. As of December 31, 2010 the company has goodwill associated with our acquisitions of $222.0 million and net acquired intangible assets of $153.4 million. Goodwill must be tested for impairment at least on an annual basis. We performed our annual impairment assessment of the carrying value of the goodwill recorded in connection with our various acquisitions in October 2010 and determined the goodwill balance was not impaired. We are required to perform testing for impairment losses for long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. To date, we have not recorded any impairment charges related to our long-lived assets. Although during 2010 we tested our goodwill for impairment and concluded that it was not impaired, we cannot be certain that our goodwill or other long-lived assets will not be subject to write-downs in future periods which could seriously harm our financial condition and operating results.

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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. During 2010 we recorded an income tax expense of $9.7 million related to a write-off of our state deferred tax assets. In 2010, we increased the valuation allowance in the amount of $1.8 million, primarily due to foreign net operating loss attributes added as a result of the Opulan acquisition. In 2009, we increased the valuation allowance in the amount of $6.0 million, of which $3.9 million resulted from the Intellon acquisition. In 2008, we increased the valuation allowance in the amount of $5.4 million against our deferred tax assets primarily for unrealized losses on long-term investments.

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

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service in the U.S. and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. The Internal Revenue Service concluded its audit of our federal income tax return for the year ended December 31, 2006. The audit resulted in no material impact to our Consolidated Financial Statements.

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

TSMC, SMIC, GlobalFoundries, UMC, Silterra and other foundries we may use in the future, which manufacture our chipsets, and subcontractors which perform substantially all of our assembly and testing, are located in Asia. Tower Semiconductor Ltd., which also manufactures our chipsets, is located in Israel. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong, China and elsewhere in Asia, research and development facilities in Southern California, Florida, India, Taiwan and China and administrative offices in Macao. These areas are subject to hurricanes or typhoons, and the risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region, the Indian Ocean region, or the Middle East, is significant due to the proximity of major earthquake fault lines. In the past, major earthquakes in Taiwan have disrupted the facilities of several of these third-party contractors, as well as other providers of these services, and impaired their production capacity. In addition, a tsunami in December 2004 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry, assembly and test capacity or research and development efforts, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all and our research and development efforts could be slowed.

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

Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used. The Federal Communications Commission, or FCC, in the U.S., as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks. We therefore rely on the FCC and international regulators to provide sufficient spectrum and usage rules. For example, countries such as China, Japan or Korea heavily regulate all aspects of their wireless communications industries, and may restrict spectrum allocation or usage, or may impose requirements that render our products or our customers’ products unmarketable in these jurisdictions. If this were to occur, it would make it difficult for us to sell our products in that region. In addition, some of our chipsets operate in the 5 gigahertz, or GHz, band, which is also used by government and commercial services such as military and commercial aviation. The FCC and European regulators have traditionally protected government uses of the 5 GHz bands by setting power limits and indoor and outdoor designation and requiring that wireless local area networking devices not interfere with other users of the band such as government and civilian satellite services. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to FCC scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products.

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

The emergence of markets for our chipsets is affected by a variety of factors beyond our control. In particular, some of our products are designed to conform to standards set by industry standards bodies and alliances such as the IEEE, the Bluetooth Special Interest Group and the HomePlug Powerline Alliance. We also depend on industry groups such as the WiFi Alliance to certify and maintain certification of our products. If our customers adopt new or competing industry standards with which our products are not compatible, or such industry groups fail to adopt standards with which our products are compatible, our existing products would become less desirable to our customers, our sales would suffer, and we could be required to make significant expenditures to develop new products. In addition, most of our powerline products are based upon specifications adopted by the HomePlug Powerline Alliance. The HomePlug Powerline Alliance could adopt changes to these specifications or adopt new or additional specifications that would require us to make changes to our products or develop new products in order to comply with the new specifications. In addition, other industry associations formed to promote PLC have already established their own specifications which conflict with the HomePlug specifications. Furthermore, other groups that have more international recognition as independent standards development organizations, such as the IEEE and the International Telecommunication Union, or ITU, are also working on the adoption of powerline and anywire wireline communications standards that may be different from, and incompatible with, the HomePlug specifications used by most of our powerline products. For example, we do not believe that our HomePlug products would interoperate or coexist with the physical layer of the proposed G.hn anywire communications standard. We are unable to predict whether or when a G.hn standard will be ratified by the ITU or, if it is, the degree to which the final specification, or subsequent changes to the specification, will require us to make changes to our existing powerline products or to designs we have in progress.

Our use of standards-based technology reduces the value of our intellectual property and exposes us to additional competition.

As we believe that some of our customers and potential customers prefer to use products that are based on industry standards rather than proprietary technologies, we have in the past elected, and may in the future elect, to base our products on specifications approved by standards bodies or industry alliances and to have our intellectual property included in these specifications. The applicable standards bodies and alliances typically require that participating companies license their necessary patent claims on non-exclusive, reasonable and non-discriminatory terms to other members, including competitors, who elect to produce products compliant with the applicable standard. For example, as a sponsor member of the HomePlug Powerline Alliance, we are obligated to license our necessary patent claims on non-exclusive, reasonable and non-discriminatory terms to other HomePlug Powerline Alliance members, including competitors, who elect to produce products compliant with the HomePlug specifications, as well as any future HomePlug specifications, to the extent that the necessary claims are needed to allow compatibility. We have similar obligations with respect to technology contributed to other standards bodies and industry alliances. If we are successful in having our intellectual property included in additional industry standards, the scope of these licensing obligations could increase. These obligations to license our necessary patent claims may allow our competitors to use our patents to develop and sell products that compete with our products without spending the time and expense that we incurred to develop the technology covered by the patents, thereby potentially reducing any time to market advantage we might have as a result of these patents. These obligations also substantially restrict and may eliminate our ability to use our patents as a barrier to entry or as a significant source of revenue. Moreover, because the specifications for these industry standards are generally available to members of the applicable standards bodies and alliances for little or no cost, competitors can more easily create ICs that compete with our products.

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

Our corporate headquarters and primary research and development and operations facilities are located in San Jose, California under a building lease which we entered into in April 2010. The lease term is from August 1, 2010 through July 31, 2017. The premises consist of approximately 185,000 rentable square feet of space. We lease additional properties around the world and within the facilities of certain suppliers for use as research and development facilities, sales and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our chipsets, hardware and software. Our international sales and support offices are in locations within the countries and administrative regions of China, France, Germany, Japan, Korea and Taiwan, and we have research and development facilities in California, Florida, Canada, China, Finland, India and Taiwan, and an administrative center in Macao. It will likely become necessary to lease or acquire additional or alternative space in the current year to accommodate future growth.

Item 3.	Legal Proceedings

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN Inc. filed two complaints against us and thirteen of our direct and indirect customers in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of our products infringe U.S. patent numbers 5,282,222 and RE37,802. On December 10, 2008, in response to Wi-LAN’s threat to add U.S. Patent number 6,549,759, (“ the ‘759 Patent”), assigned to Wi-LAN, to the current lawsuits, we and Broadcom Corporation filed a complaint for declaratory judgment against Wi-LAN Inc. in the U.S. District Court for Northern District of California, requesting that court to declare, among other things, that the ‘759 Patent is invalid, unenforceable and that we do not infringe any valid claims of the ‘759 Patent. This declaratory judgment action was combined with the earlier lawsuits in the Eastern District of Texas. On February 3, 2011, a Stipulation and Joint Motion to Dismiss with Prejudice was filed with the Court.

Wi-LAN Inc. v. Acer, Inc. et al.

On April 7, 2010, Wi-LAN Inc. also filed a complaint against us and 27 other defendants in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN Inc. alleges that certain of our products infringe U.S. Patent Number 5,515,369. We have also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. On February 3, 2011, a Stipulation and Joint Motion to Dismiss with Prejudice was filed with the Court.

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

PACid Group, LLC v. Apple Inc. et al.

On March 30, 2009, PACid Group, LLC (“PACid”) filed a complaint against us and 18 other defendants in the U.S. District Court for the Eastern District of Texas, Tyler Division. In the complaint, PACid alleges that certain of our products infringe U.S. Patent Numbers 5,963,646 and 6,049,612 which relate to generation of encryption keys and methods of protecting information files using such keys. PACid seeks unspecified damages and other relief. All claims and counterclaims were dismissed with prejudice on October 5, 2010.

Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation

On November 10, 2009, we and Broadcom filed a complaint for declaratory judgment against Commonwealth Scientific and Industrial Research Organisation, (“CSIRO”), in the U.S. District Court for the Eastern District of Texas, Tyler Division, requesting the court to declare, among other things, that U.S. patent number 5,487,069, (“the ‘069 Patent”), assigned to CSIRO is invalid, unenforceable and that we do not infringe any valid claims of the ‘069 Patent. There can be no assurance that we will be successful in seeking declaratory relief from CSIRO’s threat.

U.S. Ethernet Innovations, LLC v. Acer, Inc. et al.

On October 9, 2009, U.S. Ethernet Innovations, LLC filed a complaint against a number of our customers. In its infringement contentions, U.S. Ethernet alleges that our customers’ products incorporating our products infringe U.S. Patent Number 5,299,313 (“the ‘313 Patent”). On May 28, 2010, we filed a Motion to Intervene in the Eastern District of Texas, Tyler Division. The court granted the motion on June 1, 2010, thereby admitting us into the lawsuit as a party in interest. In our complaint, we requested the court to declare, among other things, that the ‘313 Patent is invalid, unenforceable and that we do not infringe any valid claims of the ‘313 Patent. The case was transferred to the Northern District of California on August 19, 2010. There can be no assurance that we will be successful in seeking declaratory relief.

Keranos, LLC v. Analog Devices, Inc. et al.

On June 23, 2010, Keranos, LLC filed a complaint against us and numerous other entities in the U.S. District Court for the Eastern District of Texas, Marshall Division. In its infringement contentions, Keranos alleges that certain of our products infringe U.S. Patent Numbers 4,795,719, 4,868,629, and 5,042,009. Keranos seeks unspecified damages and other relief. On December 16, 2010, Keranos, LLC. filed an Unopposed Motion to Dismiss us with prejudice.

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ATHR.” The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the NASDAQ Global Select Market.

	Year ended December 31, 2010
	High	Low
First Quarter	$39.30	$30.90
Second Quarter	$43.90	$27.37
Third Quarter	$31.27	$22.77
Fourth Quarter	$36.24	$25.02

	Year ended December 31, 2009
	High	Low
First Quarter	$16.18	$11.49
Second Quarter	$19.60	$14.36
Third Quarter	$29.05	$18.16
Fourth Quarter	$34.68	$24.18

As of February 7, 2011, the number of record holders of our common stock was 98. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2005 and ends on December 31, 2010, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2005, and the reinvestment of any dividends.

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

	Year Ended December 31,
In thousands, except per share data	2010	2009	2008	2007		2006
Consolidated Statements of Operations Data:
Net revenue	$926,832	$542,468	$472,396	$416,960		$301,691
Operating costs and expenses:
Cost of goods sold	470,847	278,865	236,431	209,579		157,918
Research and development	189,673	130,592	121,565	100,936		71,084
Sales and marketing	89,146	59,315	51,154	38,010		27,189
General and administrative	41,834	29,414	25,109	21,189		15,315
Amortization of acquired intangible assets	36,882	11,570	12,231	7,402		1,484
Litigation settlement costs(1)	33,700	—	—	—		—
Acquisition-related charges	3,059	10,534	—	—		—
Acquired in-process research and development	—	—	—	4,897		10,836

Total operating costs and expenses	865,141	520,290	446,490	382,013		283,826

Income from operations	61,691	22,178	25,906	34,947		17,865
Interest income, net	4,023	6,004	8,878	11,516		8,659
Realized gain (impairment) of long-term investments, net	258	(2,018)	(15,490)	(2,277)		—

Income before income taxes	65,972	26,164	19,294	44,186		26,524
Income tax benefit (provision) (2)	(11,599)	20,243	(422)	(4,206	) )	(7,846)

Net income	$54,373	$46,407	$18,872	$39,980		$18,678

Basic net income per share	$0.77	$0.75	$0.32	$0.71		$0.36

Diluted net income per share	$0.75	$0.73	$0.30	$0.67		$0.34

Shares used in computing basic net income per share	70,586	62,040	59,804	55,917		51,760

Shares used in computing diluted net income per share	72,848	63,933	62,070	59,330		55,494

	December 31,
In thousands	2010	2009	2008	2007		2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$515,801	$402,235	$293,758	$219,544		$185,906
Working capital	564,537	416,560	341,844	252,283		204,465
Long-term investments	12,835	15,523	16,963	30,453		—
Total assets	1,154,844	915,349	615,708	522,137		364,058
Total stockholders’ equity	894,759	731,860	471,478	401,457		280,942

(1)	During 2010, we recorded a pre-tax charge of $33.7 million for costs related to settling certain outstanding patent litigation.
(2)	During 2010 we recorded an income tax expense of $9.7 million related to a write-off of our state deferred tax assets. In 2009, we recorded a tax benefit of $21.7 million related to the favorable settlement of a foreign tax liability resulting from a prior acquisition. In 2008, we recorded a tax benefit of $1.1 million from a change in a state tax filing position. During 2007 and 2006, we recorded an income tax benefit of $3.0 million and $1.9 million, respectively, related to the release of a portion of the valuation allowance previously recorded against our deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in innovative technologies for wireless and wired communications products that are used by a broad base of customers, including manufacturers of networking equipment, computing devices and consumer electronics devices. We combine our wireless and wired systems and software expertise with our high-performance RF mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufactured on low-cost, standard complementary CMOS processes. Our ability to design radios using standard CMOS processes provides us with increased manufacturing flexibility and, we believe, a competitive advantage. Our product portfolio includes solutions for WLAN, Mobile WLAN, Ethernet, Bluetooth, GPS, PLC, PON and MUX.

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

On August 31, 2010, we acquired 100% of the outstanding shares of Opulan, a privately held Shanghai, China-based fabless semiconductor company that designs and sells ICs for broadband access solutions. As a result of this acquisition, we have enhanced our technology portfolio by adding Opulan’s PON and MUX, solutions. In addition, we expanded our research and development capabilities in Asia. Opulan’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 31, 2010.

On December 15, 2009, we acquired 100% of the outstanding shares of Intellon, a publicly-traded Orlando, Florida-based fabless semiconductor company that designs and sells ICs for high-speed communications over existing electrical wiring. Through this acquisition, we have enhanced our technology portfolio by adding Intellon’s PLC solutions for home networking, home entertainment, broadband-over-powerline access, Ethernet-over-Coax and smart grid management applications.

The accompanying consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. The revenue and operating results contributed by Opulan during 2010 and Intellon during 2009 were not material. See Note 2 of Notes to Consolidated Financial Statements for information related to these acquisitions.

On January 5, 2011, we entered into the Merger Agreement, by and among us, QUALCOMM and Sub, pursuant to which Sub will merge with and into Atheros, with Atheros continuing as the surviving corporation and a wholly owned subsidiary of QUALCOMM. At the Effective Time of the Merger each share of our common stock, $0.0005 par value per share, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $45.00 in cash, without interest. See Note 16 of Notes to Consolidated Financial Statements for information related to this acquisition.

The semiconductor industry in which we operate is highly cyclical and has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. The industry experienced a significant downturn during the recent global recession. These downturns are frequently characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in the revenue and results of our operations as evidenced by the 29% and 11% sequential decreases in our revenue during the fourth quarter of 2008 and the first quarter of 2009, respectively. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our profitability. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or communications markets to fully recover from downturns could negatively impact the revenue, business, financial condition and our results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which have and may affect our ability to ship sufficient products to meet our customers’ purchase requests. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price. Although we experienced sequential revenue growth during each of the six preceding quarters ended September 30, 2010, revenue in the fourth quarter of 2010 decreased as compared to the third quarter of 2010 and we may experience future revenue declines.

Revenue. Our revenue is derived primarily from the sale of wired and wireless communication chipsets. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. OEMs utilize our chipsets in developing their wireless and wired system solutions such as access points, routers, switches, embedded laptop clients, handsets, e-book readers, hand-held and console video game devices, televisions, set-top boxes, powerline adapters and personal navigation devices, or PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize ODMs to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue when we ship product to the customers based on approved quotes provided to the customer. Estimating incentive amounts requires that we make judgments regarding the amount of committed incentives that will be submitted by our customers. These estimates are adjusted on a quarterly basis to reflect actual sales data submitted by customers. These adjustments may have the effect of significantly increasing or decreasing net revenue in particular periods.

Hon Hai Precision Industry Co. Ltd accounted for 15%, 17% and 19% of our net revenue during the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2009, Nintendo Co., Ltd. accounted for 13% of our net revenue. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the U.S. and Canada. Sales to customers in Asia accounted for 86%, 87% and 90% of net revenue in the years ended December 31, 2010, 2009 and 2008, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in U.S. dollars.

Cost of Goods Sold. Cost of goods sold relates primarily to the purchase of silicon wafers, costs associated with assembly, test and inbound and outbound shipping of our chipsets, fluctuations in the price of raw materials such as gold and copper used in the manufacturing of our chips, costs of personnel, materials and occupancy associated with manufacturing support and quality assurance, royalty costs, intellectual property licenses and write downs to state inventory at the lower of cost or market caused by product obsolescence, transitions from older to newer products or significant declines in demand. Additionally, our cost of goods sold includes accruals for estimated warranty obligations, which we record when revenue is recognized. Estimated warranty obligations are adjusted each period to reflect actual warranty experience. Because we do not have long-term, fixed supply agreements, our wafer, assembly and test costs are subject to changes based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also typically bear the yield risk related to manufacturing these wafers into finished goods.

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

General and Administrative. General and administrative expense relates primarily to compensation and associated costs for general and administrative personnel, legal and other professional fees, charges related to allowance for doubtful accounts, depreciation and amortization and allocated occupancy costs.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to acquired identified intangible assets, which are amortized on a straight-line basis over the estimated economic lives of three to five years for purchased technology, two to seven years for customer relationships, two to four years for covenants-not-to-compete and one year for trade names.

Litigation Settlement Costs. Litigation settlement costs include costs related to settling certain outstanding patent litigation.

Acquisition-Related Charges. Acquisition-related charges include expenses incurred in connection with our merger and acquisition activities including severance costs related to employees terminated post acquisition and legal fees.

Interest Income and Expense. Interest income consists of interest earned on cash and cash equivalents and investment balances and realized gains or losses from the sale of marketable securities.

Realized Gain (Impairment) of Long-Term Investments, net. Impairment of long-term investments relates primarily to the other-than-temporary, non-operating write down of the carrying value of our investments in auction-rate securities; these auction-rate securities were rated AAA and AA at the date of purchase. The liquidity and fair value of these securities has been negatively impacted by the failure of these markets and the exposure of these securities to the financial condition of bond insurance companies. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. For all of our auction-rate securities we used a discounted cash flow model to value the investments. To date, we have determined that, for our auction-rate securities, other-than-temporary-impairment, or OTTI, has occurred and we intend to sell these investment securities prior to recovery and therefore, we have recorded OTTI charges as a reduction to earnings. Realized gains of long-term investments represent gains from the sales of our investments in auction-rate securities.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates, including those related to income taxes, revenue recognition, inventory, stock-based compensation, contingent consideration, intellectual property licensing and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

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

We provide incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue at the time at which we ship product to the customers. Estimated incentive amounts are recorded as a reduction of revenue and are based on agreements between us and our customers. Estimating incentive amounts requires that we make estimates regarding the amount of committed incentives that will be submitted by our customers. These estimates may require revisions at later dates if the actual claims submitted by the customers differ significantly from the original estimates, which may have the effect of increasing or decreasing net revenue, gross profit and gross profit as a percentage of revenue in a particular period.

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

In addition, for investments in entities in which we do not have a controlling interest, we carry the investments at cost basis on our balance sheet as a long-term investment.

Inventory Valuation. We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventory at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. We reduce our inventory to the estimated lower of cost or market value to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have lower costs when products are sold. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.

Stock-Based Compensation. We account for our stock-based compensation in accordance with the fair value recognition provisions of current authoritative guidance using the modified prospective application method. Under the modified prospective application method, compensation expense for stock-based awards granted by us as a public company prior to, but not yet vested as of January 1, 2006, is recorded in accordance with the fair value-based method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of current authoritative guidance. At December 31, 2010 there was $108.1 million of total unrecognized compensation cost related to non-vested compensation arrangements granted under all equity compensation plans, net of estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.3 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions used shown in Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits and their credit worthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. Therefore, a significant change in the liquidity or financial position of any one customer could make collection of our accounts receivable more difficult, require us to increase our allowance for doubtful accounts and negatively affect our working capital.

Product Warranty Provision. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our chipset suppliers, our warranty obligation is affected by product failure rates, the cost of replacement chipsets, rework and inbound and outbound freight costs incurred in replacing a chipset after failure. We continuously monitor chipset returns for warranty and maintain an accrual for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances and we adjust the warranty accrual rate based on these actual experiences and specific expected obligations. When actual failure rates, cost of chipset replacement, rework and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty accrual are made. Any such revisions may have the effect of increasing or decreasing cost of goods sold both in dollars and as a percentage of revenue in a particular period in which these estimates are adjusted.

Income Taxes. We account for income taxes under the asset and liability approach. We write-off net tax assets or record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, projections of future income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and practical tax planning strategies. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we would increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

We are subject to income taxes in the U.S. and foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgment and estimates. We evaluate our uncertain tax positions and believe that our provision for uncertain tax positions, including related interest and penalties, is adequate based on information currently available to us. The amount ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our provision for uncertain tax positions is attributable to uncertainties concerning the tax treatment of our international tax operations. Our overall provision requirement could change due to the issuance of new regulations or new case law, management’s judgments on undistributed foreign earnings including judgments about and intentions concerning our future operations, negotiations with tax authorities, resolution with respect to individual audit issues, or the entire audit, or the expiration of statutes of limitations.

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

We measure and test goodwill on an annual basis on October 31 or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. We operate under one reporting unit. We determine the fair value of the reporting unit by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The reporting unit was not at risk of failing step one of the annual goodwill impairment test for the years ended December 31, 2010 and 2009. We only perform the second step of the process if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, impairment exists and is recorded. We have not been required to perform this second step of the process because the fair value of the reporting unit has exceeded the net book value at every measurement date.

We have acquired in-process research and development, or IPR&D, projects as the result of our business combinations. The fair values of the acquired IPR&D projects were determined through estimates and valuation techniques based on the terms and details of the related acquisitions. The amounts allocated to IPR&D projects are not expensed until technological feasibility is reached for each project. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life.

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

	Years Ended December 31,
	2010	2009	2008
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%
Operating costs and expenses:
Cost of goods sold	51	51	50
Research and development	20	24	26
Sales and marketing	10	11	11
General and administrative	4	6	5
Amortization of acquired intangible assets	4	2	3
Litigation settlement costs	4	—	—
Acquisition-related charges	—	2	—
Acquired in-process research and development	—	—	—

Total operating costs and expenses	93	96	95

Income from operations	7	4	5
Interest income, net	—	1	2
Realized gain (impairment) of long-term investments, net	—	—	(3)
Income tax benefit (provision)	(1)	4	—

Net income	6%	9%	4%

Years Ended December 31, 2010 and 2009

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2010
Channel:	2010	2009
Networking	$474,904	$234,085	103%
Computing	238,105	201,919	18%
Consumer	213,823	106,464	101%

Net revenue	$926,832	$542,468	71%

During the year ended December 31, 2009, the semiconductor industry experienced a significant downturn. The increased revenue in each of our channels during the year ended December 31, 2010 compared to 2009 was significantly impacted by these unfavorable industry conditions in 2009 and the recovery of demand in 2010.

The increase in revenue in our Networking channel during the year ended December 31, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n wireless networking products, our Ethernet solutions, resulting from further adoption of these products with our retail, carrier and enterprise customers, and sales of PLC and MUX products. These increases were partially offset by decreased demand for our 802.11ag and 802.11g wireless networking products as our customers transitioned to our 802.11n solutions and a decline in average selling prices for our 802.11n wireless networking products during the year ended December 31, 2010 as compared with 2009.

The increase in revenue in our Computing channel during the year ended December 31, 2010 compared with 2009 resulted primarily from increased demand for our 802.11n wireless networking products and our Ethernet and Bluetooth solutions, partially offset by decreased demand for our 802.11g products as our customers transitioned to our 802.11n solutions. Additionally, our 802.11g, 802.11n and Ethernet chipsets all experienced decreases in average selling prices during the year ended December 31, 2010 as compared with 2009.

The increase in revenue in our Consumer channel during the year ended December 31, 2010 compared with 2009 primarily resulted from increased shipments of our 802.11ag, 802.11g and 801.11n wireless networking products in e-book readers, mobile phone devices and televisions. In addition, we experienced increasing demand for our Ethernet solutions in gaming consoles.

We expect first quarter of 2011 revenue to increase compared with the fourth quarter of 2010 based on increased product demand in all of our channels. However, overall revenue and anticipated channel and/or product mix may differ from our current expectations.

Cost of Goods Sold

	Years Ended December 31,		% Change in 2010
	2010	2009
Cost of goods sold	$470,847	$278,865	69%
% of net revenue	51%	51%

Costs of goods sold as a percentage of revenue remained flat during the year ended December 31, 2010 compared with the year ended December 31, 2009, primarily due to sales of newly introduced cost-effective products including those acquired in our acquisition of Intellon in December 2009 and to a lesser extent Opulan in August 2010, partially offset by increased royalty related costs. We expect our cost of goods sold as a percentage of revenue to increase in the first quarter of 2011 compared with the 2010 annual cost of goods sold percentage based on anticipated changes in the product mix and lower average selling prices for existing products. However, overall revenue and anticipated channel and/or product mix may differ from our current expectations.

Research and Development

	Years Ended December 31,		% Change in 2010
	2010	2009
Research and development	$189,673	$130,592	45%
% of net revenue	20%	24%

The increase in research and development expenses of $59.1 million during the year ended December 31, 2010 compared with the year ended December 31, 2009, was primarily due to additional compensation-related costs of $38.4 million, partly attributable to a 41% increase in the number of employees engaged in research and development activities, due in part to our Intellon and Opulan acquisitions in December 2009 and August 2010, respectively. Of the increase in compensation related costs, $6.9 million was due to an increase in stock-based compensation. In addition, tapeout-related activity resulted in an increase of $5.2 million in research and development expenses during the year ended December 31, 2010 as compared to the prior year. Software licensing expense increased by $3.9 million during the year ended December 31, 2010 as compared to the same period in the prior year due to an increase in licensed design tools to support our growing global engineering workforce. We anticipate that research and development expenses will increase in the first quarter of 2011 compared with the fourth quarter of 2010.

Sales and Marketing

	Years Ended December 31,		% Change in 2010
	2010	2009
Sales and marketing	$89,146	$59,315	50%
% of net revenue	10%	11%

The increase in sales and marketing expenses of $29.8 million during the year ended December 31, 2010 compared with the year ended December 31, 2009, was primarily due to additional compensation-related costs of $20.3 million, partly attributable to a 32% increase in the number of employees engaged in sales and marketing activities hired to support our growth. Of the increase in compensation-related costs, $4.9 million was due to stock-based compensation. In addition, travel expenses increased $2.5 million during the year ended December 31, 2010 compared with the year ended December 31, 2009 due to additional customer sales and related activity to support our 71% increase in revenue. We anticipate that sales and marketing expenses will increase in the first quarter of 2011 compared with the fourth quarter of 2010.

General and Administrative

	Years Ended December 31,		% Change in 2010
	2010	2009
General and administrative	$41,834	$29,414	42%
% of net revenue	4%	6%

General and administrative expenses increased $12.4 million during year ended December 31, 2010 compared with the year ended December 31, 2009, primarily due to additional compensation-related costs of $4.7 million, partially attributable to a 13% increase in the number of employees engaged in general and administrative activities. Of the increase in compensation-related expenses, $1.0 million was due to the increase in stock-based compensation. In addition, professional fees increased $4.0 million during the year ended December 31, 2010 compared with the year ended December 31, 2009 due to increased legal fees. We expect that general and administrative expenses will increase in the first quarter of 2011 compared with the fourth quarter of 2010.

Amortization of Acquired Intangible Assets

	Years Ended December 31,		% Change in 2010
	2010	2009
Amortization of acquired intangible assets	$36,882	$11,570	219%
% of net revenue	4%	2%

Amortization of acquired intangible assets increased by $25.3 million during the year ended December 31, 2010 compared to the year ended December 31, 2009, due to amortization of intangible assets acquired in the December 2009 Intellon acquisition and to a lesser extent, the August 2010 Opulan acquisition. We amortize acquisition-related identified intangibles on a straight-line basis over their estimated economic lives of three to five years for purchased technology, two to seven years for customer relationships, two to four years for covenants-not-to-compete, and one year for trade names. We expect that amortization of our acquired intangible assets will decrease in the first quarter of 2011 compared to the fourth quarter of 2010.

We acquired IPR&D of $17.5 million through our acquisition of Opulan in August 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. At the time of the acquisition, the IPR&D represented our next generation MUX and PON projects. The MUX project represents the next generation carrier access aggregation device. The next generation PON projects will provide higher throughput over fiber networks. At December 31, 2010 the MUX project was over 90% complete and we expect the project to be completed during 2011. During the fourth quarter of 2010, one of the related PON projects was completed and we began amortizing the IPR&D as developed technology when technological feasibility had been established. At December 31, 2010, the remaining PON projects were over 90% complete and we expect the projects to be completed during 2011. The estimated remaining costs to complete all projects are not material.

In addition, we acquired IPR&D of $7.7 million in our acquisition of Intellon in December 2009. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The related project was completed during the three months ended June 30, 2010, and we began amortizing the IPR&D as developed technology when technological feasibility had been established. The project represents our next-generation PLC chip which includes enhanced throughput functionality enabling faster and increased data processing.

Litigation Settlement Costs

In January 2011, we entered into a definitive settlement, release and patent license agreement with Wi-LAN, Inc., or the Agreement. The elements of the Agreement which represent assets to us include licensing rights to certain intellectual property. We valued these assets using a relief from royalty method and income approach. However, the primary benefit we received from the Agreement was the termination of litigation between the parties, which allows us to avoid future litigation expenses as well as the avoidance of future customer disruption. Therefore, the primary component of the Agreement was the litigation settlement portion. As a result, we recorded a $33.7 million charge during the year ended December 31, 2010. An additional $4.4 million has been allocated to intellectual property rights which was capitalized and will be amortized over their estimated useful lives, the impact of which is not expected to be material to our operating results.

Acquisition-Related Charges

We recognized a total of $3.1 million and $10.5 million of acquisition-related charges during the years ended December 31, 2010 and 2009, respectively, consisting primarily of professional fees incurred in connection with the pending acquisition of us by QUALCOMM and the acquisitions of Opulan in August 2010 and Intellon in December 2009, including legal costs and severance costs related to transitional employees terminated post acquisition. We expect acquisition-related charges to increase in the first quarter of 2011 as compared to the fourth quarter of 2010.

Interest Income, Net

	Years Ended December 31,		% Change in 2010
	2010	2009
Interest income, net	$4,023	$6,004	(33)%
% of net revenue	—%	1%

During year ended December 31, 2010, interest income decreased 33% compared with the year ended December 31, 2009 due primarily to lower interest rates on our cash, cash equivalents, marketable securities and long-term investments. These decreases were partially offset by a 28% increase in our ending cash, cash equivalents and marketable securities balances as of December 31, 2010 compared to December 31, 2009 resulting primarily from cash flow from operations, the exercise of employee stock options and purchases of our common stock pursuant to our employee stock purchase plan, partly offset by net cash paid for the Opulan acquisition as well as expenditures for property and equipment.

Realized Gain (Impairment) of Long-Term Investments, net

Our long-term investments include auction-rate securities and we have determined that certain of our auction-rate securities were other-than-temporarily impaired. We recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities during the year ended December 31, 2010. During the year ended December 31, 2009, we recorded impairment charges of $2.0 million to reduce the carrying value of certain of these auction-rate securities. We intend to sell the remaining securities. See the discussion at “Liquidity and Capital Resources” in Part II Item 7, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7A, as well as Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Income Tax Benefit (Provision)

	Years Ended December 31,		% Change in 2010
	2010	2009
Income tax benefit (provision)	$(11,599)	$20,243	(157)%
% of net revenue	(1)%	4%

The provision for income taxes was $11.6 million for the year ended December 31, 2010 as compared with the benefit for income taxes of $20.2 million for the year ended December 31, 2009. These amounts represent approximately 17.6% and (77.4%) of pre-tax income for the years ended December 31, 2010 and 2009, respectively.

Our 2010 effective tax rate includes a provision of $9.7 million related to a change in a state tax filing position. We plan to elect certain provisions in the California tax laws that will have a beneficial impact on our effective tax rate beginning in 2011 and will make it more likely than not that we would not realize our state deferred tax assets. As a result, we reduced our state deferred tax assets and recorded an income tax expense of $9.7 million. Excluding this expense, our 2010 effective tax rate was lower than the 35.0% statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to the benefit from federal and state research and development tax credits, partially offset by non-deductible stock-based compensation expense and non-deductible merger costs.

Our 2009 effective tax rate includes a benefit of $21.7 million related to the favorable settlement of a foreign tax liability resulting from a prior acquisition. Excluding this benefit, our 2009 effective tax rate was lower than the 35.0% statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to the benefit from federal and state research and development tax credits, partially offset by non-deductible stock-based compensation expense and non-deductible merger costs from the Intellon acquisition

The Internal Revenue Service concluded its audit of our federal income tax return for the year ended December 31, 2006. The audit resulted in no material impact to our Consolidated Financial Statements.

Years Ended December 31, 2009 and 2008

(tables presented in thousands, except percentage amounts)

Net Revenue

	Years Ended December 31,		% Change in 2009
Channel:	2009	2008
Networking	$234,085	$254,379	(8)%
Computing	201,919	171,405	18%
Consumer	106,464	46,612	128%

Net revenue	$542,468	$472,396	15%

Revenue for the year ended December 31, 2009 from our Networking customers decreased eight percent due to a reduction in retail and enterprise spending as a result of the recent worldwide economic recession. The reduction in revenue in our Networking channel during 2009 compared with 2008 resulted primarily from decreased demand for our older 802.11g and 802.11ag wireless networking products. This was partially offset by increased shipments of our 802.11n wireless networking and Ethernet products to our networking customers. Additionally, our 802.11g and 802.11n wireless networking products experienced decreases in average selling prices during 2009 compared with 2008.

Revenue from our Computing channel increased 18% during the year ended December 31, 2009 compared to 2008. Increased demand for our 802.11n wireless networking products as well as increases in demand for our Ethernet solutions were partially offset by decreased demand for our older 802.11g and 802.11ag solutions. Additionally, our 802.11g, 802.11n and Ethernet chipsets all experienced decreases in average selling prices during 2009 compared with 2008.

The 128% increase in revenue in our Consumer channel during the year ended December 31, 2009 compared with 2008 resulted from the adoption of our mobile WLAN solutions in an increasing number of gaming, consumer electronics and mobile phone devices. These increases were partially offset by decreased sales of our GPS products and our discontinued Personal Access System, or PAS, cellular solution. In February 2009, China’s Ministry of Industry and Information Technology requested carriers terminate their PAS networking service by 2011 as the country adopts other cellular technologies. Additionally, our 802.11g and 802.11ag and GPS chipsets experienced decreased average selling prices in 2009 compared with 2008.

Cost of Goods Sold

	Years Ended December 31,		% Change in 2009
	2009	2008
Cost of goods sold	$278,865	$236,431	18%
% of net revenue	51%	50%

Cost of goods sold as a percentage of revenue increased during the year ended December 31, 2009 compared with 2008, primarily due to declining average selling prices, partially offset by a decline in product costs related to supply chain efficiencies.

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

Acquisition-Related Charges

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

Realized gain (impairment) of long-term investments, net

Our long-term investments consist primarily of auction-rate securities and Preferred Stock. In the year ended December 31, 2009 and 2008, we determined that our auction-rate securities and Preferred Stock were other-than-temporarily impaired and recorded impairment charges of $2.0 million and $15.5 million, respectively, to reduce the carrying value of certain of these auction-rate securities and Preferred Stock. The additional impairment charge in 2009 is due to the continued deterioration in the financial markets that has negatively impacted the liquidity and potential recovery rates for the auction-rate securities and Preferred Stock we hold. We intend to sell these securities. See the discussion at “Liquidity and Capital Resources” in Part II Item 7, “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7A, as well as Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value.

Income Tax Benefit (Provision)

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations, the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Cash, cash equivalents and short-term marketable securities increased from $402.2 million at December 31, 2009 to $515.8 million at December 31, 2010. Our working capital generation is primarily used to fund our operating, investing and financing needs.

Consolidated Cash Flow Data

	Years Ended December 31,
	2010	2009	2008
		(in thousands)
Net cash provided by (used in)
Operating Activities	$146,154	$142,831	$63,431
Investing Activities	(216,809)	(132,230)	(143,263)
Financing Activities	53,000	23,245	20,106

Net increase (decrease) in cash and cash equivalents	$(17,655)	$33,846	$(59,726)

Operating Activities

For the year ended December 31, 2010, cash flow provided by operations of $146.2 million resulted primarily from our net income of $54.4 million and the following additional reasons:

•	Our net income included stock-based compensation, amortization of acquired intangible assets, depreciation and other non-cash charges. These non-cash charges totaled $116.1 million.

•	We invested $24.3 million in working capital for the year ended December 31, 2010.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable increased by $44.3 million in 2010, reflecting the timing of chipset sales and customer payments. Inventory increased $25.8 million in 2010 due to the timing of inventory shipments and receipts. Accounts payable and accrued and other liabilities increased by $45.8 million in 2010, primarily due to accrued litigation settlement costs, the addition of accrued contingent consideration from our Opulan accquisition, the timing of inventory receipts, payments to our vendors and additions to customer incentive balances.

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

Working capital is comprised primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable decreased by $11.6 million in 2009, due to the timing of shipments and the timing of customer payments. Inventory decreased $7.6 million in 2009 due primarily to timing of inventory shipments and receipts. Prepaid expenses and other current assets increased by $2.0 million in 2009 due primarily to increased employee contributions to our employee stock purchase plan. Accounts payable and accrued and other liabilities increased by $33.7 million in 2009, primarily due to the timing of inventory received and payments to our vendors.

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

Working capital is comprised primarily of accounts receivable, inventory, accounts payable and accrued and other current liabilities. Inventory increased $35.0 million in 2008, primarily as a result of slower than anticipated sales in the fourth quarter of 2008 due to an economic downturn. Accounts payable and accrued and other current liabilities increased by $18.4 million in 2008, primarily due to the timing of inventory received, payments to our vendors and an increase in accrued customer incentives.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2010 was primarily due to the $70.6 million net cash paid for the acquisition of Opulan and the purchase of marketable securities, net of proceeds from maturities, of $131.0 million. Net cash used in investing activities during the year ended December 31, 2009 was primarily a result of the net cash paid in the acquisition of Intellon of $70.7 million and the purchase of marketable securities, net of proceeds from maturities, of $57.9 million. Net cash used in investing activities during the year ended December 31, 2008 was primarily a result of the purchase of marketable securities, net of proceeds from maturities, of $133.6 million. Our investments are primarily in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, long-term auction-rate securities, preferred stock and other long-term cost-based investments.

We purchased $14.0 million, $3.9 million and $7.4 million of property and equipment in the years ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2010, 2009, and 2008 consisted primarily of proceeds from stock option exercises and purchases of our common stock pursuant to our employee stock purchase plan of $53.0 million, $22.6 million and $18.6 million, respectively.

As of December 31, 2010, we had standby letters of credit outstanding totaling $1.5 million to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit.

We expect to experience increases in our operating costs and expenses in absolute dollars, in research and development, sales and marketing and general and administrative expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating costs and expenses as well as planned capital expenditures will constitute a material use of our cash resources.

We believe that research and development is essential to expanding our core technologies and product offerings. Our research and development expenses were $189.7 million, $130.6 million and $121.6 million in 2010, 2009 and 2008, respectively. These expenditures resulted in enhancement of our product offerings, technological know-how and inventions that have yielded numerous issued and pending U.S. patents. We expect to continue to incur significant research and development expenses and intend to fund these expenses with operating cash flow, cash and cash equivalents and short-term marketable securities.

We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and potential future acquisitions. In the past we have used cash to acquire businesses and we may enter into arrangements in the future with respect to potential investments in or acquisitions of complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in SEC regulations. The following summarizes our contractual obligations at December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
	Less Than 1 Year	1-3 Years	After 3 Years	Total
Contractual obligations
Operating leases	$5.7	$10.4	$14.9	$31.0
Commitments under licensing agreements	8.1	6.5	2.4	17.0
Purchase of goods and services	254.0	—	—	254.0
Litigation settlement costs	4.9	13.8	18.4	37.1
Acquisition-related contingent consideration	10.0	—	—	10.0

Total	$282.7	$30.7	$35.7	$349.1

We have excluded $30.7 million in unrecognized tax benefits from the contractual obligations table because we cannot make a reasonably reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 12 to the Consolidated Financial Statements in Item 8 of this Form10-K for a discussion of income taxes.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted the FASB’s updated guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The updated guidance had a material impact on our consolidated financial statements during the years ended December 31, 2010 and 2009. In August 2009, we recognized a one-time tax benefit of $21.7 million upon favorable resolution of a foreign tax obligation relating to a prior acquisition. Similarly, under the updated guidance, we are expensing the transaction and employee termination costs associated with the Intellon and Opulan acquisitions, while under the prior accounting standards such costs would have been capitalized. In addition, we acquired in-process research and development of $7.7 million and $17.5 million in 2009 and 2010, respectively, which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, we believe the updated guidance will have a material impact on our future consolidated financial statements.

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

Effective January 1, 2010, we adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We have updated our disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on our consolidated results of operations or financial condition.

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have not yet adopted the updated guidance and we do not expect adoption to have a material impact on our consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, and entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect adoption to have a material impact on our consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We have not yet adopted the updated guidance and we do not expect adoption to have an impact on our consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of December 31, 2010, our investments were primarily in money market funds, corporate notes, corporate bonds, commercial paper, U.S. government securities and to a lesser extent, auction-rate securities and other cost-based investments. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities. Our long-term investments include auction-rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

Long-term investments include our long-term auction-rate securities representing our interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. We will not be able to liquidate any of our remaining auction-rate securities until a buyer is found for these instruments or the securities are redeemed. At December 31, 2010, we held auction-rate securities with a fair value of $3.3 million. Additionally, we have a $9.5 million cost-based investment. The cost of this investment approximates fair value.

For all of our auction-rate securities we used a discounted cash flow model to value the investments. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. We have determined that, for our auction-rate securities, OTTI has occurred and we intend to sell these investment securities prior to any potential recovery. We recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities in the year ended December 31, 2010. In the years ended December 31, 2009 and 2008 we recorded OTTI charges for these securities of $2.0 million and $15.5 million, respectively. To date, all OTTI losses on our long-term investments have been recorded in earnings.

The following table presents the amounts of cash equivalents and marketable securities (in thousands, except percentages) that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2010. Our variable rate securities consist of money market funds and auction-rate securities.

	Maturing in Three Months or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
Fixed Rate	$76,047	$138,653	$170,380	$385,080
Weighted Average Interest Rate	0.58%	0.70%	0.96%	0.79%

Variable Rate	$53,321	$—	$3,335	$56,656
Weighted Average Interest Rate	0.16%	—%	2.25%	0.28%

As of December 31, 2010, we had standby letters of credit outstanding totaling $1.5 million to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit.

Currently, our direct exposure to foreign exchange rate fluctuations for revenues and cost of goods sold is not material. Our sales agreements generally provide for pricing and payment in U.S. dollars and, therefore, are not subject to exchange rate fluctuations. Similarly, the majority of our purchases related to cost of goods sold are denominated and paid in U.S. dollars and, therefore, are not subject to exchange rate fluctuations. The risk associated with fluctuating currency exchange rates is generally limited to our operating costs and expenses and capital expenditures denominated in currencies other than the U.S. dollar as over 50% of our employees are located outside of the U.S. Increases or decreases in the value of the U.S. dollar relative to other currencies could make our products more or less expensive, which could have an impact on our business. Future fluctuations in currency exchange rates could have a material impact on our business.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors—Executive Officers and Directors” in our Definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.

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

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement.

The following chart sets forth certain information as of December 31, 2010, with respect to our equity compensation plans, specifically our 1998 Stock Incentive Plan, or the 1998 Plan, 2004 Stock Incentive Plan, or the 2004 Plan, 2009 Inducement Grant Incentive Plan, 2004 Employee Stock Purchase Plan, or the ESPP, and certain options previously granted by Intellon Corporation and Attansic Technology Corporation and assumed by us in connection with the acquisition of Intellon and Attansic, respectively. Each of the 1998 Plan, the 2004 Plan and the ESPP has been approved by our stockholders.

Equity Compensation Plan Information

(in 000s, except per share data)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	10,156,379	$17.39	9,173,439
Equity compensation plans not approved by security holders	671,092	$9.02	None

Total	10,827,471	$16.87

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

The information required by Item 13 is incorporated by reference from the information set forth under the caption “Certain Relationships and Related Party Transactions” and “Election of Directors—Committees of the Board of Directors” in our 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies” in our 2011 Proxy Statement.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 5, 2011, by and among the Registrant, QUALCOMM Incorporated, a Delaware corporation, and T Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QUALCOMM (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2011, and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of July 19, 2010, by and among Atheros Technology Ltd., a Bermuda company, Opulan Technologies Corp., an exempted Cayman Islands company, Orbit Acquisition Corp., an exempted Cayman Islands company, and Darren Huang, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated September 8, 2009, by and among the Registrant, Iceman Acquisition One Corporation, Iceman Acquisition Two LLC and Intellon Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2009, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.4(1)	Amendment dated October 22, 2008, to 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

10.5(1)	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

Exhibit Number	Description

10.6(1)	Form of restricted stock award agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.7(1)	Form of restricted stock unit agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.8(1)	Intellon Corporation Third Amended and Restated 2000 Employee Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.9(1)	Intellon Corporation 2007 Equity Incentive Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.10(1)	Form of Stock Option Assumption Agreement (filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.11(1)	Form of Stock Unit Assumption Agreement (filed as Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.12(1)	2009 Inducement Grant Incentive Plan (filed as Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.13(1)	Form of restricted stock unit agreement under 2009 Inducement Grant Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.14(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated herein by reference).

10.15	Office Lease, dated as of April 30, 2010, between Registrant and CA-Skyport I Limited Partnership (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.16(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.17(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Craig Barratt (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.18(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.19(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.20(1)	Offer Letter, dated April 9, 2010, by and between the Registrant and Daniel Rabinovitsj (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.21(1)	Severance and Change in Control Agreement, dated June 10, 2010, by and between the Registrant and Daniel Rabinovitsj (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

Exhibit Number	Description

10.22(1)	Offer Letter, dated June 16, 2010, by and between the Registrant and Richard Hegberg (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.23(1)	Severance and Change in Control Agreement, dated October 12, 2010, by and between the Registrant and Richard Hegberg (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.24(1)	Exempt Employee Letter Agreement, dated September 13, 2000, by and between the Registrant and Adam Tachner (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.25(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Adam Tachner (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.26(1)	Amended and Restated Exempt Employee Letter Agreement, dated May 8, 2001 by and between the Registrant and Hing Chu (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.27(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Hing Chu (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.28(1)	Exempt Employee Letter Agreement, dated January 3, 2000, by and between the Registrant and David Torre (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.29(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and David Torre (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.30(1)	Summary of 2010 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 11, 2010 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 12, 2010, and incorporated herein by reference).

10.31	Form of Support Agreement, in connection with Agreement and Plan of Merger by and among Atheros Communications, Inc, Iceman Acquisition One Corporation, Iceman Acquisition Two LLC and Intellon Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2009, and incorporated herein by reference).

10.32(1)	Amendment dated December 13, 2008 to 2004 Stock Incentive Plan (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.33(1)	Amendment dated May 4, 2010 to 2004 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.34(1)	Summary of 2011 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on January 16, 2011 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on January 21, 2011, and incorporated herein by reference).

10.35(1)	Offer Letter, dated February 6, 2009, by and between the Registrant and Jason Zheng.

10.36(1)	Employment Agreement, dated March 1, 2009, by and between Atheros (Shanghai) Co., Ltd. and Jason Zheng.

10.37(1)	Severance and Change in Control Agreement, dated February 19, 2009, by and between the Registrant and Jason Zheng.

Exhibit Number	Description

10.38(1)	Offer Letter, dated August 18, 2008, by and between the Registrant and Amir Faintuch.

10.39(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Amir Faintuch.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24	Power of Attorney (see page 64).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(3)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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

Date: February 10, 2011

ATHEROS COMMUNICATIONS, INC.

/s/ CRAIG H. BARRATT
Craig H. Barratt President and Chief Executive Officer (Principal executive officer)

/s/ JACK R. LAZAR
Jack R. Lazar Chief Financial Officer, Senior Vice President of Corporate Development and Secretary (Duly authorized officer and principal financial officer)

/s/ DAVID D. TORRE
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

Signature	Title	Date

/s/ WILLY C. SHIH Willy C. Shih	Chairman of the Board of Directors	February 10, 2011

/s/ CRAIG H. BARRATT Craig H. Barratt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 10, 2011

/s/ JACK R. LAZAR Jack R. Lazar	Senior Vice President of Corporate Development, Chief Financial Officer and Secretary (Principal Financial Officer)	February 10, 2011

/s/ DAVID D. TORRE David D. Torre	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2011

/s/ DANIEL A. ARTUSI Daniel A. Artusi	Director	February 10, 2011

/s/ CHARLES E. HARRIS Charles E. Harris	Director	February 10, 2011

/s/ CHRISTINE KING Christine King	Director	February 10, 2011

/s/ TERESA H. MENG Teresa H. Meng	Director	February 10, 2011

/s/ MARSHALL L. MOHR Marshall L. Mohr	Director	February 10, 2011

/s/ ANDREW S. RAPPAPORT Andrew S. Rappaport	Director	February 10, 2011

ATHEROS COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Atheros Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Atheros Communications, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atheros Communications, Inc.:

We have audited the consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Atheros Communications, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
San Jose, California
February 13, 2009

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$130,721	$148,376
Short-term marketable securities	385,080	253,859
Accounts receivable, net	103,145	58,012
Inventory	95,736	70,396
Prepaid expenses, deferred income taxes and other current assets	20,088	26,985

Total current assets	734,770	557,628
Property and equipment, net	22,103	14,955
Long-term investments	12,835	15,523
Goodwill	221,961	188,877
Acquired intangible assets, net	153,370	135,352
Deferred income taxes and other assets	9,805	3,014

Total assets	$1,154,844	$915,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,768	$59,866
Accrued and other current liabilities	118,465	81,202

Total current liabilities	170,233	141,068

Deferred income taxes and other long-term liabilities	89,852	42,421
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0005 par value, 200,000 shares authorized; 72,383 and 67,787 shares issued and outstanding at December 31, 2010 and 2009, respectively	773,914	663,474
Accumulated other comprehensive income (loss)	(45)	1,869
Retained earnings	120,890	66,517

Total stockholders’ equity	894,759	731,860

Total liabilities and stockholders’ equity	$1,154,844	$915,349

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

	Years Ended December 31,
	2010	2009	2008
Net revenue	$926,832	$542,468	$472,396
Operating costs and expenses:
Cost of goods sold	470,847	278,865	236,431
Research and development	189,673	130,592	121,565
Sales and marketing	89,146	59,315	51,154
General and administrative	41,834	29,414	25,109
Amortization of acquired intangible assets	36,882	11,570	12,231
Litigation settlement costs	33,700	—	—
Acquisition-related charges	3,059	10,534	—

Total operating costs and expenses	865,141	520,290	446,490

Income from operations	61,691	22,178	25,906
Interest income, net	4,023	6,004	8,878
Realized gain (impairment of) long-term investments	258	(2,018)	(15,490)

Income before income taxes	65,972	26,164	19,294
Income tax benefit (provision)	(11,599)	20,243	(422)

Net income	$54,373	$46,407	$18,872

Basic net income per share	$0.77	$0.75	$0.32

Shares used in computing basic net income per share	70,586	62,040	59,804

Diluted net income per share	$0.75	$0.73	$0.30

Shares used in computing diluted net income per share	72,848	63,933	62,070

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

In thousands

	Common Stock		Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCES, January 1, 2008	58,728	$400,044	$(10)	$185	$1,238	$401,457
Components of comprehensive income:
Net income					18,872	18,872
Other comprehensive income				117		117

Total comprehensive income						18,989
Exercise of stock options and issuance of restricted stock	1,701	11,649				11,649
Issuance of common stock pursuant to employee stock purchase plan	365	6,912				6,912
Stock-based compensation, net of cancellations		30,636	10			30,646
Tax benefit on employee stock transactions		1,825				1,825

BALANCES, December 31, 2008	60,794	451,066	—	302	20,110	471,478
Components of comprehensive income:
Net income					46,407	46,407
Other comprehensive income				1,567		1,567

Total comprehensive income						47,974
Exercise of stock options and issuance of restricted stock	2,212	14,193				14,193
Issuance of common stock in connection with acquisitions	4,216	140,348				140,348
Issuance of common stock pursuant to employee stock purchase plan	565	8,381				8,381
Stock-based compensation, net of cancellations		48,810				48,810
Tax benefit on employee stock transactions		676				676

BALANCES, December 31, 2009	67,787	663,474	—	1,869	66,517	731,860
Components of comprehensive income:
Net income					54,373	54,373
Other comprehensive income (loss)				(1,914)		(1,914)

Total comprehensive income						52,459
Exercise of stock options and issuance of restricted stock	4,197	43,016				43,016
Issuance of common stock pursuant to employee stock purchase plan	399	9,984				9,984
Stock-based compensation, net of cancellations		57,474				57,474
Tax impact of employee stock transactions		(34)				(34)

BALANCES, December 31, 2010	72,383	$773,914	$—	$(45)	$120,890	$894,759

See notes to consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,373	$46,407	$18,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,702	6,892	6,543
Stock-based compensation	57,474	48,810	30,446
Impairment of long-term investments	370	2,018	15,490
Amortization of acquired intangible assets and other	40,026	11,570	12,803
Deferred income taxes	9,558	(22,983)	(2,028)
Tax benefit (provision) from employee stock-based awards	(34)	676	1,825
Excess tax benefit from employee stock-based awards	—	(671)	(1,545)
Change in assets and liabilities, net of impact of acquisitions:
Accounts receivable	(44,262)	11,556	(366)
Inventory	(25,754)	7,599	(35,045)
Prepaid expenses and other current assets	(311)	(2,013)	(1,882)
Accounts payable	(9,739)	20,242	605
Deferred revenue	171	(770)	(58)
Accrued and other liabilities	55,580	13,498	17,771

Net cash provided by operating activities	146,154	142,831	63,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(70,627)	(70,701)	(505)
Purchase of property and equipment, net	(14,010)	(3,869)	(7,389)
Purchase of marketable securities	(515,608)	(222,042)	(194,600)
Maturities of marketable securities	384,653	164,151	60,997
Other non-current assets	(1,217)	231	(2,466)
Proceeds from disposal of assets held for sale from acquisition	—	—	700

Net cash used in investing activities	(216,809)	(132,230)	(143,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	53,000	22,574	18,561
Excess tax benefit from employee stock-based awards	—	671	1,545

Net cash provided by financing activities	53,000	23,245	20,106

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,655)	33,846	(59,726)
CASH AND CASH EQUIVALENTS, Beginning of year	148,376	114,530	174,256

CASH AND CASH EQUIVALENTS, End of year	$130,721	$148,376	$114,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unpaid property and equipment additions	$1,742	$124	$1,062

Cash paid for income taxes	$2,309	$648	$1,403

Common stock issued in connection with acquisitions	$—	$140,348	$—

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

Basis of Presentation—The consolidated financial statements include the accounts of the Company and all its wholly–owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company reclassified certain amounts reported in the previous periods to conform to the current period presentation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to income taxes, revenue recognition, inventory, stock-based compensation, contingent consideration, intellectual property licensing and the recoverability of goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates.

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

In addition, for investments in entities in which the Company does not have a controlling interest, it carries the investments at cost basis on its balance sheet as a long-term investment.

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

Goodwill is measured and tested on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit, the fair value of which is determined to equal the market capitalization of the Company as determined through quoted market prices, adjusted for a reasonable control premium. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The reporting unit was not at risk of failing step one of the annual goodwill impairment test for the years ended December 31, 2010 and 2009 as the Company’s total market capitalization at December 31 2010 and 2009 exceeded the carrying value of its net assets. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has exceeded the net book value at every measurement date.

The Company has acquired in-process research and development (“IPR&D”) projects as the result of its business combinations (see also Note 2). The fair values of the acquired IPR&D projects were determined through estimates and valuation techniques based on the terms and details of the related acquisitions. The amounts allocated to IPR&D projects are not expensed until technological feasibility is reached for each project. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life. The Company assesses the status of each IPR&D project quarterly to evaluate whether the carrying value has been impaired.

Long-Lived Assets— The Company accounts for long-lived assets, including other purchased finite-lived intangible assets acquired in business combinations and licensing arrangements, in accordance with the authoritative accounting guidance related to property, plant and equipment, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets. The Company’s estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.

Income Taxes—The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. Uncertain tax positions are recognized or derecognized based on the threshold and measurement of a tax position taken or expected to be taken in a tax return. U.S. income tax has not been provided on earnings of foreign subsidiaries to the extent that such earnings are considered to be indefinitely reinvested.

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

The Company defers recognition of revenue and the related cost of goods sold on shipments to distributors that have rights of return or price protection privileges on unsold products until the distributor notifies the Company that the products have been sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products.

Product Warranty—The Company generally provides a warranty on its products for a period of one year, however it may be longer for certain customers. Accordingly, the Company provides for the warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the obligation for warranty costs during the years ended December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009
Beginning balance	$2,605	$1,433
Additions related to current period sales and acquisitions	4,380	4,125
Warranty costs incurred in the current period	(1,790)	(1,869)
Adjustments to accruals related to prior period sales	(2,052)	(1,084)

Ending balance	$3,143	$2,605

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB’s”) authoritative accounting guidance related to stock-based compensation, using the modified prospective application method. Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value estimated in accordance with the provisions of current authoritative guidance. The Company generally recognizes compensation costs for all stock-based compensation awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four to five years. Compensation costs of awards with performance-based vesting conditions are recognized using the graded vesting method.

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

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For those subsidiaries whose books and records are not maintained in the functional currency, all monetary assets and liabilities are remeasured at the current exchange rate at the end of each period reported, nonmonetary assets and liabilities are remeasured at historical exchange rates and revenues and expenses are remeasured at average exchange rates in effect during the period. Transaction gains and losses, which are included in operating costs and expenses in the accompanying consolidated statements of operations were not significant for any period presented.

Net Income per Share—Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

Comprehensive Income—Comprehensive income is comprised of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity, but are excluded from net income. Statements of comprehensive income for the years ended December 31, 2010, 2009 and 2008 have been included within the consolidated statements of stockholders’ equity. Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets primarily consists of the unrealized gain (loss) on marketable securities.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, auction-rate securities and trade receivables. Risks associated with cash and cash equivalents and short-term marketable securities are mitigated by banking with and purchasing money market funds, commercial paper, corporate notes and corporate bonds from creditworthy institutions and U.S. government agencies notes and bonds in accordance with the Company’s investment policy. Risks associated with long-term investments are discussed in Note 3. The Company sells its products primarily to companies in the technology industry and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company increased the allowance for doubtful accounts by $656,000, $43,000 and $9,000 in the years ended December 31, 2010, 2009 and 2008, respectively. Receivables written off against the allowance were not material during the years ended December 31, 2010, 2009 and 2008, respectively. The allowance for doubtful accounts at December 31, 2010, 2009 and 2008 was $1,545,000, $881,000 and $874,000, respectively.

Recently Issued Accounting Standards—Effective January 1, 2009, the Company adopted the FASB’s updated guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The updated guidance had a material impact on the Company’s consolidated financial statements during the years ended December 31, 2010 and 2009. In August 2009, the Company recognized a one-time tax benefit of $21,695,000 upon favorable resolution of a foreign tax obligation relating to a prior acquisition. Similarly, under the updated guidance, the Company is expensing the transaction and employee termination costs associated with the Intellon and Opulan acquisitions, while under the prior accounting standards such costs would have been capitalized. In addition, the Company acquired in-process research and development of $7,706,000 and $17,495,000 in 2009 and 2010, respectively, which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, the Company believes the updated guidance will have a material impact on its future consolidated financial statements.

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

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company has not yet adopted the updated guidance and the Company does not expect adoption to have a material impact on the its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, and entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect adoption to have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has not yet adopted the updated guidance and the Company does not expect adoption to have an impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

2. Business Combinations

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

Opulan’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning August 31, 2010. The revenue and operating results contributed by Opulan during the year ended December 31, 2010 were not material. Acquisition costs related to the merger of Opulan of $884,000 were expensed as incurred in the Consolidated Statement of Operations in year ended December 31, 2010.

Acquisition consideration

Under the terms of the merger agreement, the Company paid an aggregate of $71,739,000 in cash ($70,627,000 net of cash acquired). Of the consideration payable to Opulan, $7,196,000 has been placed into escrow pursuant to the terms of the merger agreement. Additionally, the Company may be required to pay up to $24,417,000 in cash to the former shareholders of Opulan as earnout consideration based upon the achievement of specified revenue and employee retention targets over the twelve month period from September 1, 2010 through August 31, 2011. The fair value of the contingent consideration was determined using a probability weighted-average analysis based on specific revenue and employee retention projections at the time of the acquisition in August 2010. As of December 31, 2010, the Company determined that the fair value of the contingent consideration of $10,011,000 had not changed since the acquisition date. The Company will continue to assess the probability of achievement of the performance targets at the end of each reporting period, which may impact the fair value of the contingent consideration. Consistent with the accounting for contingent consideration in a business combination, any subsequent changes in fair value will be reflected in the Company’s statement of operations.

Recognized amounts of identifiable assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the total purchase price is summarized below (in thousands):

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

Identifiable intangible assets

Fair values for developed technology, customer relationships, trade name and in-process research and development (“IPR&D”) were determined based on the income approach and multi-period excess earnings method. The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Estimated Useful Lives
Developed technology	Income Approach	37.4%	3 years
Customer relationships	Income Approach	38.6%	4 years
Trade name	Income Approach	37.0%	1 years
In–process research and development	Income Approach	38.5%	—

The fair value of the acquired IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. The amounts allocated to IPR&D represent the Company’s in-process PON and MUX projects. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life (see Note 6).

Goodwill

Goodwill represents the excess of the estimated acquisition consideration over the fair value of the underlying net tangible and intangible assets. The Company’s primary reasons for the Opulan acquisition were to accelerate its entrance into the PON and MUX markets, to reduce the time to develop new technologies and to provide more complete home networking platforms by offering these technologies in combination with the Company’s existing complementary technologies such as wireless networking, Ethernet and powerline. The acquisition also enhanced the Company’s engineering resources through the addition of Opulan’s research and development team. These significant factors were the basis for the recognition of goodwill. The goodwill is not expected to be deductible for tax purposes.

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

Intellon’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning December 16, 2009. The revenue and operating results contributed by Intellon during the period December 16, 2009 to December 31, 2009 were not material. Acquisition costs related to the merger of Intellon of $559,000 and $10,534,000 were expensed as incurred in the Consolidated Statement of Operations in the years ended December 31, 2010 and 2009, respectively.

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

Recognized amounts of identifiable assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the total purchase price is summarized below (in thousands):

Acquisition Consideration Allocation
Net tangible assets acquired	$70,092
Deferred tax liabilities	(27,749)
Amortizable intangible assets:
Developed technology	98,219
Customer relationships	15,786
Backlog	1,906
In–process research and development	7,706
Goodwill	88,015

Total acquisition consideration allocation	$253,975

Identifiable intangible assets

Fair values for developed technology, IPR&D, customer relationships and backlog were determined based on the income approach and multi-period excess earnings method. The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Estimated Useful Lives
Developed technology	Income Approach	16.5%	5 years
Customer relationships	Income Approach	16.2%	7 years
Backlog	Income Approach	6.9%	less than 1 year
In–process research and development	Income Approach	17.6%	—

The fair value of the acquired IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related project, as it was determined that the underlying project had not reached technological feasibility at the date of acquisition. The IPR&D project represents the Company’s next-generation PLC chip which includes enhanced throughput functionality to allow faster and increased processing of data (see Note 6).

Goodwill

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

Pro Forma Financial Information

The results of operations of Intellon and Opulan have been included in the Company’s consolidated statements of operations since the completion of the Intellon acquisition on December 15, 2009 and the completion of the Opulan acquisition on August 31, 2010. The following table reflects the unaudited pro forma consolidated results of operations had the Intellon acquisition taken place at the beginning of 2008 and 2009 and the Opulan acquisition taken place at the beginning of 2009 and 2010 (in thousands):

	Pro Forma Year Ended December 31,
	2010	2009	2008
Net revenue	$935,390	$622,772	$547,774
Net income (loss)	$75,167	$1,093	$(3,505)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Intellon and Opulan to reflect the additional cost of goods sold and amortization that would have been charged assuming the fair value adjustments to inventory and intangible assets had been applied from January 1, 2008 and January 1, 2009 for Intellon and January 1, 2009 and January 1, 2010 for Opulan, together with the consequential tax effects.

3. Financial Instruments

The following table represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$53,321	$53,321	$—	$—
U.S. government debt securities	152,600		152,600	—
Corporate bonds and notes	215,136	—	215,136	—
Commercial paper	17,344	—	17,344	—
Auction-rate securities	3,335	—	—	3,335

Total	$441,736	$53,321	$385,080	$3,335

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$91,625	$91,625	$—	$—
U.S. government debt securities	140,290	23,583	116,707	—
Corporate bonds and notes	113,823	—	113,823	—
Commercial paper	21,990	—	21,990	—
Auction-rate securities	13,523	—	—	13,523

Total	$381,251	$115,208	$252,520	$13,523

The Company’s Level 1 assets consist of financial instruments for which quoted market prices for identical instruments are available in active markets.

The Company’s Level 2 asset values were based on either the last trade of the security, broker or dealer quotes or the pricing of a similar security.

The Company’s Level 3 assets consist of long-term auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. The Company will not be able to liquidate any of its remaining auction-rate securities until a buyer is found for these instruments or the securities are redeemed.

For the Company’s auction-rate securities the Company used a discounted cash flow model to value the investments. The assumptions used in preparing the discounted cash flow model include recovery rate in the event of a default, liquidity risk premium, probability of earning maximum interest rate to maturity, probability of passing an auction at some point in the future, probability of default, estimates for interest rates and timing of cash flows. The Company has determined that, for its auction-rate securities, an other-than-temporary-impairment (“OTTI”) has occurred and the Company intends to sell these investment securities prior to any potential recovery. The Company recorded $370,000 of OTTI and $628,000 in realized gains on the sale of certain auction rate securities in the year ended December 31, 2010. In the years ended December 31, 2009 and 2008, the Company recorded OTTI charges for these securities of $2,018,000 and $15,490,000, respectively. To date, all OTTI losses on the Company’s long-term investments have been recorded in earnings. Additionally, the Company has a $9,500,000 cost-based investment. The cost of this investment approximates fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2010 and 2009 (in thousands):

	Auction Rate Securities Year Ended December 31,
	2010	2009
Balance, January 1, 2010	$13,523	$14,963
Total gains (losses) - realized/unrealized
Included in earnings	258	(1,983)
Included in other comprehensive income	(1,838)	2,060
Purchases, issuances and settlements	(8,608)	(1,517)
Transfers in and/or out of Level 3	—	—

Balance, December 31, 2010	$3,335	$13,523

Total losses for the period included in earnings relating to assets still held at December 31, 2010	$(26)	$(2,018)

Short-term marketable securities consist of (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$53,321	$—	$—	$53,321
U.S. government securities	152,572	100	(72)	152,600
Corporate bonds and notes	214,784	469	(117)	215,136
Commercial paper	17,344	—	—	17,344

Total	438,021	569	(189)	438,401
Less: Amounts included in cash and cash equivalents	(53,321)	—	—	(53,321)

	$384,700	$569	$(189)	$385,080

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$91,625	$—	$—	$91,625
U.S. government securities	139,972	456	(138)	140,290
Corporate bonds and notes	112,972	861	(10)	113,823
Commercial paper	21,992	—	(2)	21,990

Total	366,561	1,317	(150)	367,728
Less: Amounts included in cash and cash equivalents	(113,871)	(3)	5	(113,869)

	$252,690	$1,314	$(145)	$253,859

The contractual maturities of available-for-sale debt securities at December 31, 2010 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$132,032	$132,002
Due between one and two years	252,668	253,078

	$384,700	$385,080

4. Inventory

Inventory consists of (in thousands):

	December 31,
	2010	2009
Finished goods	$47,068	$37,164
Work in process	39,867	18,166
Raw materials	8,801	15,066

Total	$95,736	$70,396

5. Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2010	2009
Machinery and equipment	$35,315	$27,017
Software	6,215	5,577
Furniture and fixtures	2,945	1,485
Leasehold improvements	6,566	4,614

	51,041	38,693
Accumulated depreciation and amortization	(28,938)	(23,738)

Property and equipment, net	$22,103	$14,955

6. Goodwill and Acquired Intangible Assets

The following table presents the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2008	$101,687
Goodwill recorded in connection with acquisitions	88,015
Escrow related adjustment	(825)

Balance at December 31, 2009	$188,877
Goodwill recorded in connection with acquisitions	33,084

Balance at December 31, 2010	$221,961

During 2009, goodwill increased by $88,015,000 due to the acquisition of Intellon (see Note 2) and decreased by $825,000 due to an escrow related adjustment. During 2010, goodwill increased by $33,084,000 due to the acquisition of Opulan (see Note 2).

The Company performed an annual impairment assessment of the carrying value of the goodwill recorded in connection with various acquisitions as required under the FASB’s accounting guidance related to goodwill and intangible assets. The Company compared the carrying value of its reporting unit against the goodwill value recorded and determined the goodwill balance was not impaired.

The carrying amounts of the acquired intangible assets as of December 31, 2010 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$163,573	$(56,919)	$106,654	3.4
Customer relationships	41,767	(8,836)	32,931	4.3
Covenant not-to-compete	1,327	(1,327)	—	—
Trade name	175	(59)	116	0.7
Backlog	2,428	(2,428)	—	—
IPR&D	13,669	—	13,669	—

Total acquired intangible assets	$222,939	$(69,569)	$153,370	3.6

The Company acquired IPR&D of $17,495,000 through its acquisition of Opulan in August 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. At the time of the acquisition, the IPR&D represented the Company’s next generation MUX and PON projects. The MUX project represents the next generation carrier access aggregation device. The next generation PON projects will provide higher throughput over fiber networks. At December 31, 2010 the MUX project was over 90% complete and the Company expects the project to be completed during 2011. During the fourth quarter of 2010, one of the related PON projects was completed and the Company began amortizing the IPR&D as developed technology when technological feasibility had been established. At December 31, 2010, the remaining PON projects and the MUX project were over 90% complete and the Company expects the projects to be completed during 2011. The estimated remaining costs to complete all projects are not material.

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

The carrying amounts of the acquired intangible assets as of December 31, 2009 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Developed technology	$133,280	$(26,879)	$106,401	4.0
Customer relationships	23,298	(4,175)	19,123	6.1
Covenant not-to-compete	1,327	(1,111)	216	0.9
Backlog	2,428	(522)	1,906	0.3
IPR&D	7,706	—	7,706	—

Total acquired intangible assets	$168,039	$(32,687)	$135,352	3.4

The following table presents future amortization of the Company’s intangible assets at December 31, 2010 (in thousands). If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset.

Estimated Amortization Expense
2011	$38,733
2012	36,453
2013	34,014
2014	25,700
2015	2,640
Thereafter	2,161

Total amortization	$139,701

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 31,
	2010	2009
Accrued customer incentives	$44,365	$37,426
Accrued compensation and benefits	31,774	24,090
Acquisition-related contingent consideration	10,011	—
Other liabilities	32,315	19,686

Total	$118,465	$81,202

8. Standby Letters of Credit

As of December 31, 2010, the Company had standby letters of credit outstanding totaling $1,479,000 to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit, which are classified in the Company’s balance sheet as other assets.

9. Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating lease agreements. The lease for the Company’s principal facility commenced in August 2010 and expires in July 2017. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred, but not paid. Consolidated rent expense was $6,393,000, $4,203,000 and $4,274,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Licensing Agreements

The Company has entered into several licensing agreements which allow it to use certain software or intellectual property for specified periods of time. Research and development expense associated with these licensing agreements was $14,715,000, $10,124,000 and $10,829,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, future minimum annual payments under operating leases and licensing agreements are as follows (in thousands):

	Operating Leases	Licensing Agreements
2011	$5,706	$8,064
2012	5,918	5,589
2013	4,461	915
2014	4,239	944
2015	4,050	971
Thereafter	6,648	491

Total minimum payments	$31,022	$16,974

Contingencies

The Company is involved in various legal actions. The Company would record a charge equal to at least the minimum estimated liability for a loss contingency if information available prior to issuance of financial statements indicated that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and the loss can be reasonably estimated. Actual liabilities in any such disputes or litigation may be materially different from the Company’s estimates, which could result in the need to record additional charges in future periods. In January 2011, the Company entered into a definitive settlement, release and patent license agreement with Wi-LAN, Inc. (“the Agreement”). The elements of the Agreement which represent assets to the Company include licensing rights to certain intellectual property. The Company valued these assets using a relief from royalty method and income approach. However, the primary benefit the Company received from the Agreement was the termination of litigation between the parties, which allows the Company to avoid future litigation expenses as well as the avoidance of future customer disruption. Therefore, the primary component of the Agreement was the litigation settlement portion. As a result, the Company recorded a $33,700,000 charge during the year ended December 31, 2010. An additional $4,400,000 has been allocated to intellectual property rights which was capitalized and will be amortized over their estimated useful lives, the impact of which is not expected to be material to the Company’s operating results.

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN Inc. filed two complaints against the Company and thirteen of its direct and indirect customers in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. On December 10, 2008, in response to Wi-LAN’s threat to add U.S. Patent number 6,549,759, (“ the ‘759 Patent”), assigned to Wi-LAN, to the current lawsuits, the Company and Broadcom Corporation filed a complaint for declaratory judgment against Wi-LAN Inc. in the U.S. District Court for Northern District of California, requesting that court to declare, among other things, that the ‘759 Patent is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘759 Patent. This declaratory judgment action was combined with the earlier lawsuits in the Eastern District of Texas. On February 3, 2011, a Stipulation and Joint Motion to Dismiss with Prejudice was filed with the Court.

Wi-LAN Inc. v. Acer, Inc. et al.

On April 7, 2010, Wi-LAN Inc. also filed a complaint against the Company and 27 other defendants in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN Inc. alleges that certain of the Company’s products infringe U.S. Patent Number 5,515,369. The Company has also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. On February 3, 2011, a Stipulation and Joint Motion to Dismiss with Prejudice was filed with the Court.

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

Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation

On November 10, 2009, the Company and Broadcom filed a complaint for declaratory judgment against Commonwealth Scientific and Industrial Research Organisation, (“CSIRO”), in the U.S. District Court for the Eastern District of Texas, Tyler Division, requesting the court to declare, among other things, that U.S. patent number 5,487,069,(“the ‘069 Patent”), assigned to CSIRO is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘069 Patent. There can be no assurance that the Company will be successful in seeking declaratory relief from CSIRO’s threat.

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

Keranos, LLC v. Analog Devices, Inc. et al.

On June 23, 2010, Keranos, LLC filed a complaint against the Company and numerous other entities in the U.S. District Court for the Eastern District of Texas, Marshall Division. In its infringement contentions, Keranos alleges that certain of the Company’s products infringe U.S. Patent Numbers 4,795,719, 4,868,629, and 5,042,009. Keranos seeks unspecified damages and other relief. On December 16, 2010, Keranos, LLC. filed an Unopposed Motion to Dismiss the Company with prejudice.

Indemnifications

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any material costs in connection with these indemnification agreements through December 31, 2010.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees, subject to restrictions and after certain conditions are met to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through December 31, 2010, the Company has received a number of claims from its customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through December 31, 2010. In addition, certain of the Company’s customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle certain of these claims. The Company has been asked by certain of these customers and other third parties and is likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time the Company is unable to determine if or when the Company would be required to make any payments under these indemnification obligations or the amount of such payments. However, the amounts of any such payments could be significant.

10. Stockholders’ Equity

1998 and 2004 Stock Incentive Plans

In October 1998, the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) was adopted by the board of directors and was subsequently approved by stockholders. Upon completion of the Company’s initial public offering, the 1998 Plan was terminated and no shares are available for future issuance under the 1998 Plan. Shares that are subject to options that expire, terminate or are cancelled, that are forfeited or as to which options have not been granted under the 1998 Plan will become available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”). The 1998 Plan permitted the Company to grant stock options to employees, officers, directors, and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options as determined by the board of directors. These options generally expire ten years from the date of grant and are immediately exercisable. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. At December 31, 2010, no unvested shares were subject to repurchase by the Company at the original issuance price.

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

In December 2009 the Company adopted the 2009 Inducement Grant Incentive Plan (the “Inducement Plan”). The Plan was adopted by the Board of Directors in December 2009. The purpose of the Inducement Plan is to grant awards which are intended to assist the Company in retaining selected individuals, primarily from the Intellon acquisition, to serve as employees of the Company. These employees are expected to contribute to the Company’s success and to achieve long-term objectives that will benefit the stockholders of the Company through the additional incentives inherent in the awards granted under the Inducement Plan. The Inducement Plan provides for awards in the form of restricted shares, stock units, nonstatutory stock options or stock appreciation rights. A total of 356,000 RSUs were authorized for issuance under the Inducement Plan during the year ended December 31, 2009, and there was no further activity under the Inducement Plan during the year ended December 31, 2010.

Option activity under the Plans is as follows (in thousands, except weighted average exercise price amounts):

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008 (4,222 vested at a weighted average exercise price of $8.94 per share)	8,676	$14.08
Granted	2,083	26.49
Exercised	(1,158)	9.78
Canceled	(551)	18.14

Outstanding, December 31, 2008 (5,169 vested at a weighted average exercise price of $12.17 per share)	9,050	$17.24
Granted	1,437	18.79
Exercised	(1,405)	10.33
Canceled	(241)	25.31

Outstanding, December 31, 2009 (5,911 vested at a weighted average exercise price of $16.04 per share)	8,841	$18.39
Granted	1,814	32.99
Exercised	(2,782)	15.26

Canceled	(347)	29.32
Outstanding, December 31, 2010 (4,557 vested at a weighted average exercise price of $18.88 per share)	7,526	$22.56

Additional information regarding options outstanding as of December 31, 2010 is as follows (in thousands, except weighted average exercise price amounts and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.89 - $8.41	832	3.18	$3.42	756	$2.91
$8.42 - $12.43	786	3.99	9.95	776	9.95
$12.44 - $16.79	826	5.88	14.65	452	14.75
$16.80 - $24.40	1,180	5.01	23.00	994	23.02
$24.41 - $27.37	1,222	6.38	26.65	633	26.81
$27.38 - $30.85	786	7.42	28.93	439	29.03
$30.86 - $33.82	764	8.16	32.51	322	32.24
$33.83 - $34.60	758	6.64	34.04	151	34.06
$34.61 - $42.04	372	8.94	37.37	34	35.94

$0.89 - $42.04	7,526	5.95	$22.56	4,557	$18.88

Employee Stock Purchase Plan

In January 2004, the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) was adopted by the board of directors and was subsequently approved by stockholders. A total of 750,000 shares of common stock were originally reserved for issuance under the 2004 Purchase Plan. The number of shares reserved for issuance under the 2004 Purchase Plan is increased on the first day of each year. The 2004 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,875 shares may be purchased by each eligible employee during a single purchase period. In April 2006, the Company amended its 2004 Purchase Plan so that offering periods under the plan shall consist of consecutive six month periods instead of overlapping 24 month periods. The Company’s 2004 Purchase Plan is considered compensatory. Purchase periods for the 2004 Purchase Plan have a duration of six months. The purchase price under the 2004 Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. During the years ended December 31, 2010, 2009 and 2008, 399,000, 565,000 and 365,000 shares, respectively, were purchased under the 2004 Purchase Plan.

Restricted Stock Units

Restricted stock units are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The Company granted 1,638,000, 2,280,000 and 1,255,000 restricted stock units to employees in 2010, 2009 and 2008, respectively. Generally, restricted stock units vest over a period ranging from one to four years. The Company determined the fair value of the restricted stock awards granted to be $55,291,000, $48,175,000 and $35,899,000 in 2010, 2009 and 2008, respectively, by reference to the quoted market price of the stock at the date of grant. Compensation expense related to the issuance of restricted stock units was $34,673,000, $25,501,000 and $12,554,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average fair value of the restricted stock units granted was $33.76, $21.13 and $28.60 in 2010, 2009 and 2008, respectively.

Determining Fair Value

Valuation method—The Company estimates the fair value of stock options granted using the Black-Scholes valuation model.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For the first six months of 2008, the Company based its expected term on the expected terms used by similar entities since the Company did not have sufficient historical experience for determining the expected term of the stock option awards granted. For the final six months of 2008 and the first six months of 2009, the Company estimated the expected term based on the Company’s historical financial data and estimates of future option exercise activity, as well as the expected terms used by similar entities. For the final six months of 2009 and 2010, the Company estimated expected term based on the Company’s historical financial data and estimates of future option exercise activity. For stock options assumed as a result of the Intellon acquisition in December 2009, expected term was calculated using the simplified method because the Company did not have sufficient historical exercise data related to the Intellon stock options to provide a reasonable basis upon which to estimate expected term.

Expected Volatility—For options granted in the first six months of 2008, the Company estimated volatility based on considerations of the implied volatility of long-term options traded on the open market and the average historical volatilities of the Company’s stock and those of similar entities. For the final six months of 2008 and for the years ended 2009 and 2010, the Company estimated the volatility of its common stock at the date of grant based entirely on considerations of the implied volatility of long-term options traded on the open market and its average historical volatilities.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent expected term.

Expected Dividend—The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the years ended December 31, 2010, 2009 and 2008:

Option Plan Shares	Year Ended December 31,
	2010	2009	2008
Estimated life (in years)	5.3	5.1	4.9
Expected volatility	48.8%	53.0%	51.0%
Risk-free interest rate	2.3%	1.9%	2.9%
Expected dividends	—	—	—
Weighted average grant-date fair value	$15.19	$12.50	$12.34

ESPP Plan Shares	Year Ended December 31,
	2010	2009	2008
Estimated life (in years)	0.5	0.5	0.5
Expected volatility	46.4-55.5%	56.9-73.0%	44.0-54.4%
Risk-free interest rate	0.2%	0.3-0.9%	1.7-3.9%
Expected dividends	—	—	—
Weighted average grant-date fair value	$9.03	$5.85	$8.77

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of goods sold	$1,133	$791	$441
Research and development	28,704	21,837	16,451
Sales and marketing	18,273	13,402	8,714
General and administrative	9,364	8,353	4,840
Acquisition-related charges	—	4,427	—

	$57,474	$48,810	$30,446

Management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At December 31, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $108,084,000 net of estimated forfeitures. This cost will be amortized on a graded vesting basis for awards granted prior to January 1, 2006, and on a straight-line basis for awards granted after December 31, 2005, except for performance-based awards which are amortized on a graded vesting basis, over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s Stock Incentive Plans for the year ended December 31, 2010 (in thousands, except per share amounts and contractual life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	8,841	$18.39
Granted	1,814	32.99
Exercised	(2,782)	15.26
Forfeitures and cancellations	(347)	29.32

Outstanding at December 31, 2010	7,526	$22.56	5.95	$101,154

Exercisable at December 31, 2010	4,557	$18.88	4.82	$77,744

As of December 31, 2010, 7,060,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $22.07, a weighted average remaining contractual life of 5.80 years and an aggregate intrinsic value of $98,253,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 7,241,000 options that were in-the-money at December 31, 2010. During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $55,073,000, $22,528,000 and $20,945,000, respectively, determined as of the date of option exercise. As of December 31, 2010, the Company had 2,482,000 authorized shares available for future issuance under all of its stock incentive plans.

The following table summarizes the Company’s restricted stock unit activity for the years ended December 31, 2008, 2009 and 2010 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2008	1,351	$24.17
Granted	1,255	28.60
Vested	(543)	25.63
Forfeited	(162)	25.95

Nonvested stock at December 31, 2008	1,901	$26.53
Granted	2,280	21.13
Vested	(858)	20.40
Forfeited	(151)	21.38

Nonvested stock at December 31, 2009	3,172	$24.55
Granted	1,638	33.76
Vested	(1,350)	30.76
Forfeited	(185)	24.34

Nonvested stock at December 31, 2010	3,275	$26.61

The intrinsic value of restricted stock units vested was $42,405,000, $19,083,000 and $12,534,000 in 2010, 2009 and 2008, respectively. The total intrinsic value of all outstanding restricted stock units was $117,045,000, $108,615,000 and $27,210,000 as of December 31, 2010, 2009 and 2008, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0005 per share, of which no shares are issued or outstanding as of December 31, 2010.

11. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2010	2009	2008
Numerator:
Net income	$54,373	$46,407	$18,872

Denominator:
Weighted average shares outstanding, net of shares subject to repurchase	70,586	62,040	59,804
Effect of dilutive securities	2,262	1,893	2,266

Weighted average diluted shares outstanding	72,848	63,933	62,070

Basic net income per share	$0.77	$0.75	$0.32

Diluted net income per share	$0.75	$0.73	$0.30

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 2,151,000, 4,318,000 and 3,498,000 shares of the Company’s common stock were excluded from the net income per share calculation in the years ended December 31, 2010, 2009 and 2008, respectively, as their effect would have been antidilutive.

12. Income Taxes

The U.S. and foreign components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
U.S.	$(23,948)	$(36,623)	$(19,670)
Foreign	89,920	62,787	38,964

	$65,972	$26,164	$19,294

The income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal:
Current	$(4,647)	$6,664	$5,875
Deferred	4,217	(4,930)	(3,303)
State:
Current	(171)	799	517
Deferred	8,051	(2,123)	(3,057)
Foreign:
Current	3,845	(20,420)	1,217
Deferred	304	(233)	(827)

Income tax provision (benefit)	$11,599	$(20,243)	$422

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2010	2009	2008
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	12.0	(5.2)	(14.5)
Research and development credits	(6.1)	(9.4)	(14.9)
Stock-based compensation	17.2	30.8	31.6
Change in valuation allowance	(1.3)	2.8	29.5
Foreign tax rate differences	(42.1)	(135.0)	(66.2)
Non-deductible acquisition-related costs	1.0	3.3	—
Other	1.9	0.3	1.7

Effective tax rate	17.6%	(77.4)%	2.2%

Significant components of the Company’s net deferred tax assets (liabilities) consist of (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Credit carryforwards	$27,986	$32,675
Stock-based compensation	9,210	10,351
Net operating loss carryforwards	8,716	1,355
Impairment of long-term investments	6,122	7,267
Other accruals and reserves recognized in different periods	4,479	5,576
Excess book over tax depreciation and amortization	1,348	1,706
Other, net	281	728

Total deferred tax assets	58,142	59,658
Valuation allowance	(18,570)	(16,770)

Net deferred tax assets	$39,572	$42,888

Deferred tax liabilities:
Purchased intangibles	$(31,090)	$(30,050)
Unremitted earnings of foreign subsidiaries	(22,512)	(7,000)
Other comprehensive income	(204)	(1,182)

Total deferred tax liabilities	$(53,806)	$(38,232)

Net deferred tax assets (liabilities)	$(14,234)	$4,656

The breakdown between current and noncurrent deferred tax assets and deferred tax liabilities was as follows (in thousands):

	December 31,
	2010	2009
Current deferred tax assets	$3,519	$12,989
Noncurrent deferred tax assets	801	1,481
Noncurrent deferred tax liabilities	(18,554)	(9,814)

Net deferred tax assets (liabilities)	$(14,234)	$4,656

The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. This occurs primarily when net operating losses and tax credit carryforwards expire prior to their utilization. The Company plans to elect certain provisions in the California tax laws that have a beneficial impact on its effective tax rate beginning in 2011 and will make it more likely than not that the Company would not realize its state deferred tax assets. As a result, the Company reduced its state deferred tax assets and recorded an income tax expense of $9,712,000. In 2009, the Company recorded an additional valuation allowance of $5,968,000 primarily against foreign research and development tax credit carryforwards.

The deferred tax assets and liabilities for the year ended December 31, 2010 include amounts related to the acquisitions of Intellon and Opulan. A valuation allowance has been provided for the pre-acquisition research and development tax credit carryforwards and net operating loss carryforwards of the acquired companies which are not likely to be realized.

At December 31, 2010, the Company has federal, state, and foreign net operating loss carryforwards of approximately $54,713,000, $13,250,000, and $17,117,000, respectively, available to offset future taxable income. The federal, state, and foreign net operating loss carryforwards will begin to expire in 2023, 2015, and 2013, respectively, if not utilized before these dates. The federal and state loss carryforwards are primarily attributable to excess tax deductions from stock option exercises, and such portions of the carryforwards are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The foreign net operating loss carryforwards are primarily related to entities acquired in the Opulan acquisition. These loss carryforwards will result in a tax benefit if and when they are realized.

At December 31, 2010, the Company has research and development credit and other credit carryforwards of approximately $23,008,000, $19,238,000 and $11,779,000 available to offset future federal, state and foreign income taxes, respectively. The federal tax credit carryforwards will begin to expire in 2020 and the foreign carryforwards will begin to expire in 2011, if not utilized before these dates. The state tax credit carryforward has no expiration. Approximately $15,013,000 of the federal tax credit carryforwards and $4,491,000 of the state tax credit carryforwards are attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these carryforwards will be credited to equity when realized.

At December 31, 2010, United States federal and state income taxes have not been provided on approximately $107,200,000 of undistributed earnings of foreign subsidiaries as such earnings are considered to be indefinitely reinvested. It is not practical to calculate the residual income tax that would result if these earnings were repatriated due to the complexities of the tax law and the hypothetical nature of the calculations.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2010	2009	2008
Beginning balance	$44,397	$37,096	$31,115
Increases:
For current year’s tax positions	5,081	7,191	6,620
For prior years’ tax positions	2,877	21,928	146
Decreases:
For prior years’ tax positions	(5,110)	—	(674)
Settlements with taxing authorities	(33)	(21,818)	(111)

Ending balance	$47,212	$44,397	$37,096

Included in the unrecognized tax benefits of $47,212,000 at December 31, 2010 was $44,228,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The total amount of unrecognized tax benefits related to penalties and interest is $1,053,000 as of December 31, 2010. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Included in the unrecognized tax benefits of $44,397,000 at December 31, 2009 was $42,193,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The total amount of unrecognized tax benefits related to penalties and interest was $758,000 as of December 31, 2009.

Included in the unrecognized tax benefits of $37,096,000 at December 31, 2008 was $35,158,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The total amount of unrecognized tax benefits related to penalties and interest was $468,000 as of December 31, 2008.

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

The Internal Revenue Service concluded its audit of the Company’s federal income tax return for the year ended December 31, 2006. The audit resulted in no material impact to the Company’s Consolidated Financial Statements.

13. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income	$54,373	$46,407	$18,872
Other comprehensive income:
Unrealized gain (loss) on investments	(1,634)	1,510	337
Other	(280)	57	(220)

Total comprehensive income, net of tax	$52,459	$47,974	$18,989

14. Employee Benefit Plan

The Company sponsors a 401(k) Savings Plan (the “Plan”) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis an amount not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. In 2007 the Company adopted a limited matching contribution policy. Under this policy, the Company made $499,000, $380,000 and $397,000 in contributions to participants in this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

15. Segment Information, Operations by Geographic Area and Significant Customers

The Company has one operating segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”).

Information regarding net sales by sales channel is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Networking	$474,904	$234,085	$254,379
Computing	238,105	201,919	171,405
Consumer	213,823	106,464	46,612

Net revenue	$926,832	$542,468	472,396

Geographic Information

Long-lived assets outside of the U.S. are insignificant. Net revenue consists of sales to customers in the following countries:

	December 31,
	2010	2009	2008
Taiwan	30%	36%	41%
China	25	21	29
Japan	12	15	7
Hong Kong	17	14	10
U.S.	3	3	1
Other	13	11	12

Total	100%	100%	100%

Significant Customers

In 2010, 2009 and 2008, Hon Hai Precision Industry Co. Ltd. accounted for 15%, 17% and 19% of the Company’s net revenue, respectively. In 2009, Nintendo Co., Ltd. accounted for 13% of the Company’s net revenue.

As of December 31 2010, 2009 and 2008, Hon Hai Precision Industry Co. Ltd. accounted for 23%, 15% and 29%, respectively, of the Company’s accounts receivable balance.

16. Subsequent Events

Merger Agreement with QUALCOMM Incorporated

On January 5, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, QUALCOMM Incorporated, a Delaware corporation (“QUALCOMM”) and T Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QUALCOMM (“Sub”) pursuant to which Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of QUALCOMM (the “Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) each share of the Company’s common stock, $0.0005 par value per share, issued and outstanding immediately prior to the Effective Time (other than (i) shares owned by QUALCOMM, Sub or the Company and (ii) shares in respect of which appraisal rights have been properly exercised) will be canceled and will be automatically converted into the right to receive $45.00 in cash, without interest. In connection with the Merger, each outstanding option to purchase the Company’s common stock will be automatically converted into an option to purchase QUALCOMM common stock, par value $0.0001 per share, at a conversion ratio equal to a fraction having a numerator equal to $45.00 and having a denominator equal to the average closing price of QUALCOMM’s common stock as reported on the NASDAQ for the 20 trading days immediately preceding the Effective Time (the “Exchange Ratio”). In addition, each outstanding restricted stock unit award for the Company’s common stock will be automatically converted into a restricted stock unit award for QUALCOMM common stock at a conversion rate equal to the Exchange Ratio.

The Company and QUALCOMM have made customary representations and warranties in the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, but not limited to, (i) adoption of the Merger Agreement by the Company’s stockholders, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals, (iii) the absence of any order or injunction prohibiting the consummation of the Merger and (iv) truth and correctness of each party’s representations and warranties at closing. Each party is permitted to terminate the Merger Agreement under certain circumstances as set forth in the Merger Agreement.

The Company’s Board of Directors unanimously approved the Merger Agreement and determined that the Merger Agreement and the Merger were advisable, fair to and in the best interest of the Company and its stockholders.

Litigation Settlement

In January 2011, the Company and Wi-LAN Inc. entered into a definitive settlement, release and patent license agreement. See Note 9 for further details related to the settlement.

Supplementary Data (Unaudited)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during the years ended December 31, 2010 and 2009. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2010
	First Quarter(1,2)	Second Quarter(1,2)	Third Quarter(1,2)	Fourth Quarter(1,2,3,4)
Net revenue	$214,705	$238,219	$247,086	$226,822
Gross profit	103,390	118,427	122,486	111,682
Income (loss) from operations	20,678	30,644	29,545	(19,176)
Net income (loss)	19,739	29,735	28,116	(23,217)
Net income (loss) per share:
Basic	$0.29	$0.42	$0.40	$(0.32)
Diluted	$0.27	$0.41	$0.39	$(0.32)

	Fiscal 2009
	First Quarter(5,6)	Second Quarter(5,6)	Third Quarter(5,6,7,8)	Fourth Quarter(5,6,8)
Net revenue	$87,925	$112,224	$156,641	$185,678
Gross profit	42,081	53,043	75,594	92,885
Income (loss) from operations	(9,195)	(1,499)	16,368	16,504
Net income (loss)	(7,552)	(250)	38,576	15,633
Net income (loss) per share:
Basic	$(0.12)	$0.00	$0.62	$0.25
Diluted	$(0.12)	$0.00	$0.60	$0.24

(1)	During 2010, the Company recorded amortization of intangible assets acquired of $9,115,000, $8,266,000, $8,851,000 and $10,650,000 in the first, second, third and fourth quarters, respectively. Acquisition — related identified intangibles are amortized in a straight-line basis over their estimated economic lives.
(2)	During 2010, the Company recorded transaction charges related to acquisitions of $466,000, $317,000, $797,000, and $1,479,000 during the first, second, third and fourth quarters, respectively.
(3)	During the fourth quarter of 2010, the Company recorded a pre-tax charge of $33,700,000 for costs related to the settlement of certain outstanding patent litigation.
(4)	During the fourth quarter of 2010 the Company recorded an income tax expense of $9,712,000 related to the related to a write-off of our state deferred tax assets.
(5)	During 2009, the Company recorded amortization of intangible assets acquired of $2,885,000, $2,885,000, $2,580,000 and $3,220,000 in the first, second, third and fourth quarters, respectively. Acquisition — related identified intangibles are amortized in a straight-line basis over their estimated economic lives.
(6)	During 2009, the Company recorded other-than-temporary impairment of its long-term investments of $1,107,000, $30,000, $874,000 and $7,000 in the first, second, third and fourth quarters, respectively. The impairment of the Company’s long-term investments was a result of a lack of liquidity in the market for these securities, resulting in an other-than-temporary reduction of the fair value.
(7)	During the third quarter of 2009, the Company recorded a tax benefit of $21,706,000 related to the favorable settlement of a foreign tax liability resulting from a prior acquisition.
(8)	The Company recorded transaction charges related to the acquisition of Intellon of $977,000 and $9,557,000 during the third and fourth quarters of 2009.

Exhibit Index

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Atheros Communications, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 5, 2011, by and among the Registrant, QUALCOMM Incorporated, a Delaware corporation, and T Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QUALCOMM (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2011, and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of July 19, 2010, by and among Atheros Technology Ltd., a Bermuda company, Opulan Technologies Corp., an exempted Cayman Islands company, Orbit Acquisition Corp., an exempted Cayman Islands company, and Darren Huang, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated September 8, 2009, by and among the Registrant, Iceman Acquisition One Corporation, Iceman Acquisition Two LLC and Intellon Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2009, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.1(1)	Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.2(1)	1998 Stock Incentive Plan and form of agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.3(1)	2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.4(1)	Amendment dated October 22, 2008, to 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

10.5(1)	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.6(1)	Form of restricted stock award agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.7(1)	Form of restricted stock unit agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.8(1)	Intellon Corporation Third Amended and Restated 2000 Employee Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

Exhibit Number	Description

10.9(1)	Intellon Corporation 2007 Equity Incentive Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.10(1)	Form of Stock Option Assumption Agreement (filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.11(1)	Form of Stock Unit Assumption Agreement (filed as Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.12(1)	2009 Inducement Grant Incentive Plan (filed as Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, file no. 333-163735, and incorporated herein by reference).

10.13(1)	Form of restricted stock unit agreement under 2009 Inducement Grant Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.14(1)	2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2006, and incorporated herein by reference).

10.15	Office Lease, dated as of April 30, 2010, between Registrant and CA-Skyport I Limited Partnership (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.16(1)	Offer Letter, dated April 9, 2003, by and between the Registrant and Craig Barratt (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.17(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Craig Barratt (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.18(1)	Offer Letter, dated September 26, 2003, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, file no. 333-110807, and incorporated herein by reference).

10.19(1)	Severance and Change in Control Agreement, dated February 13, 2009, by and between the Registrant and Jack Lazar (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.20(1)	Offer Letter, dated April 9, 2010, by and between the Registrant and Daniel Rabinovitsj (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.21(1)	Severance and Change in Control Agreement, dated June 10, 2010, by and between the Registrant and Daniel Rabinovitsj (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.22(1)	Offer Letter, dated June 16, 2010, by and between the Registrant and Richard Hegberg (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.23(1)	Severance and Change in Control Agreement, dated October 12, 2010, by and between the Registrant and Richard Hegberg (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.24(1)	Exempt Employee Letter Agreement, dated September 13, 2000, by and between the Registrant and Adam Tachner (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

Exhibit Number	Description

10.25(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Adam Tachner (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.26(1)	Amended and Restated Exempt Employee Letter Agreement, dated May 8, 2001 by and between the Registrant and Hing Chu (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.27(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Hing Chu (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.28(1)	Exempt Employee Letter Agreement, dated January 3, 2000, by and between the Registrant and David Torre (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.29(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and David Torre (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.30(1)	Summary of 2010 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on February 11, 2010 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on February 12, 2010, and incorporated herein by reference).

10.31	Form of Support Agreement, in connection with Agreement and Plan of Merger by and among Atheros Communications, Inc, Iceman Acquisition One Corporation, Iceman Acquisition Two LLC and Intellon Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2009, and incorporated herein by reference).

10.32(1)	Amendment dated December 13, 2008 to 2004 Stock Incentive Plan (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.33(1)	Amendment dated May 4, 2010 to 2004 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.34(1)	Summary of 2011 Executive Bonus Plan, adopted by the Compensation Committee of the Board of Directors on January 16, 2011 (filed under Item 5.02 in the Registrant’s Current Report on Form 8-K, filed on January 21, 2011, and incorporated herein by reference).

10.35(1)	Offer Letter, dated February 6, 2009, by and between the Registrant and Jason Zheng.

10.36(1)	Employment Agreement, dated March 1, 2009, by and between Atheros (Shanghai) Co., Ltd. and Jason Zheng.

10.37(1)	Severance and Change in Control Agreement, dated February 19, 2009, by and between the Registrant and Jason Zheng.

10.38(1)	Offer Letter, dated August 18, 2008, by and between the Registrant and Amir Faintuch.

10.39(1)	Severance and Change in Control Agreement, dated February 12, 2009, by and between the Registrant and Amir Faintuch.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

Exhibit Number	Description

24	Power of Attorney (see page 64).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Indicates management contract or compensatory plan or arrangement.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(3)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.