Form 10-K/A
period 2010-12-31
ATHEROS COMMUNICATIONS INC
filed 2011-04-29
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 20, 2011, there were 73,814,936 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Atheros Communications, Inc. is filing this Amendment No. 1 (Amended Report) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on February 11, 2011 (Original Report), in order to add certain information required by the following items of Form 10-K:

Item	Description

ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table shows information about our executive officers and directors as of April 20, 2011:

Name	Age	Position(s)
Craig H. Barratt	48	President, Chief Executive Officer and Director
Jack R. Lazar	45	Chief Financial Officer, Senior Vice President of Corporate Development, and Secretary
Amir Faintuch	42	Senior Vice President and General Manager of Consumer Business Unit
Richard E. Hegberg Dennis G. Kish Daniel A. Rabinovitsj Gary L. Szilagyi	50 48 46 42	Vice President of Worldwide Sales Vice President of Operations Senior Vice President and General Manager of Networking Vice President and General Manager of Consumer Electronics
Adam H. Tachner	44	Vice President, General Counsel and Assistant Secretary
David D. Torre	54	Vice President and Chief Accounting Officer
Jason Zheng Willy C. Shih (2)(4)	55 59	Senior Vice President and General Manager of Asia Pacific Chairman of the Board
Daniel A. Artusi (1)(3)(4)	56	Director
Charles E. Harris	64	Director
Christine King (1)(2)(4)	61	Director
Teresa H. Meng (3)(4)	50	Director
Marshall L. Mohr (1)(4)(5)	55	Director
Andrew S. Rappaport (2)(3)(4)	53	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Determined by our Board of Directors to be “independent” as defined by applicable listing standards of The Nasdaq Stock Market and SEC rules
(5)	Determined by our Board of Directors to be an “audit committee financial expert” as defined by SEC rules

The following presents biographical information for each of our executive officers and directors listed above in the table. With respect to our directors, the biographical information includes the director’s business experience, public company director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the director should serve on our Board of Directors (Board).

Craig H. Barratt has served as our President and Chief Executive Officer since March 2003 and as a director since May 2003. From April 2002 until March 2003, Dr. Barratt served as our Vice President of Technology. Prior to joining us, from September 1992 to March 2002, Dr. Barratt served in a variety of positions for ArrayComm, Inc., a wireless technology company, most recently as Executive Vice President and General Manager. Dr. Barratt is a member of the board of directors of Intuitive Surgical, Inc., a provider of robotically-assisted minimally invasive surgery systems. Dr. Barratt holds a Ph.D. and a Master of Science degree from Stanford University, and a Bachelor of Engineering degree in electrical engineering and a Bachelor of Science degree in pure mathematics and physics from University of Sydney in Australia. Dr. Barratt’s qualifications to serve on our Board include his tenure at Atheros, first as our Vice President of Technology and then as our President and Chief Executive Officer, and his experience as a director of the Global Semiconductor Alliance, a non-profit semiconductor industry organization, which give him a unique and extensive understanding of our industry, our business and our long term strategy and have positioned him to bring highly relevant leadership, corporate development, operational and financial experience to the Board.

Jack R. Lazar has served as our Senior Vice President and Chief Financial Officer since November 2010, and he served as our Vice President and Chief Financial Officer from September 2003 until November 2010. Mr. Lazar has served as our Secretary since 2003. In February 2008, Mr. Lazar was also appointed as Vice President of Corporate Development, and in November 2010 he was appointed as Senior Vice President of Corporate Development. Prior to joining us, from May 2002 to September 2003, Mr. Lazar was an independent business and financial consultant. From August 1999 to May 2002, Mr. Lazar served in a variety of positions at NetRatings, Inc., a publicly traded Internet audience measurement and analysis company, most recently as Executive Vice President of Corporate Development, Chief Financial Officer and Secretary. Prior to joining NetRatings, from January 1996 to August 1999, Mr. Lazar was Vice President and Chief Financial Officer of Apptitude, Inc. (acquired by hi/fn, inc. in 2000), a developer and manufacturer of network management solutions. Prior to joining Apptitude, Inc., Mr. Lazar held a variety of executive and management positions at Electronics for Imaging and Price Waterhouse, from 1987 to 1995. Mr. Lazar is a certified public accountant and holds a Bachelor of Science degree in commerce with an emphasis in accounting from Santa Clara University.

Amir Faintuch joined us as our Vice President and General Manager of Mobile Business Unit, in September 2008, and was appointed as our Senior Vice President and General Manager of Consumer Business Unit, in November 2010. Prior to joining Atheros, from July 2002 until September 2008, Mr. Faintuch served at Texas Instruments (TI) in various management roles, including as Business Manager and Director of various wireless divisions at TI, and he most recently served as the Business, Marketing and Product Management Director for the Mobile Connectivity Solutions division. Prior to joining TI, he held various senior management roles in general management operations, finance and strategic business development at Nxtar Inc., Bpath Inc. and SounDesigns Multimedia Communication Systems, global technology companies in the telephony communications, software and HR services markets. Mr. Faintuch earned dual Master degrees in management with an emphasis in high technology from Northwestern University’s Kellogg School of Management and Tel-Aviv University’s Recannatti School of Management. He also holds Bachelor of Arts degrees in economics and business management from Haifa University in Israel.

Richard E. Hegberg has served as our Vice President of Worldwide Sales since August 2010. Prior to joining Atheros, Mr. Hegberg served from April 2008 until August 2010 as Senior Vice President of Worldwide Sales and Marketing, and General Manager, of the Wireless Business Unit at Numonyx, a maker of flash memory, which was acquired by Micron Technology, Inc. in May 2010. Prior to joining Numonyx, from September 2007 until April 2008, Mr. Hegberg was a consultant for Francisco Partners, a private equity firm which consulted with ST Microelectronics and Intel Corporation in forming Numonyx. Prior to joining Francisco Partners, from October 2006 until September 2007, Mr. Hegberg served as Vice President of Worldwide Sales and Business Operations of Advanced Micro Devices (AMD), a designer and provider of semiconductors, and prior to AMD, from January 2003 to October 2006, he was Senior Vice President of Worldwide Sales and marketing for ATI Technologies, a designer and supplier of graphics processing units and motherboard chipsets, that was acquired by AMD in October 2006. He has also held executive-level sales positions at Lucent Microelectronics, Trident Microelectronics, and VLSI Technology, and served as President and Chief Executive Officer of NetOctave. Mr. Hegberg has a Bachelor of Science degree in electrical engineering from Marquette University.

Dennis G. Kish joined us as our Vice President of Operations in March 2011. Prior to joining us, from August 2007 until March 2011, Mr. Kish served as a Vice President and General Manager of the Connectivity and Peripherals Business Unit of ST-Ericsson (a joint venture of STMicroelectronics and Ericsson, and formerly NXP Semiconductors and ST-NXP), a provider of wireless platforms and semiconductors. Prior to joining ST-Ericsson, from 1999 until August 2007, he served in various management positions, most recently as Senior Vice President of Sales and Marketing, at Actel Corporation, a provider of programmable sense and control mixed signal semiconductors. Mr. Kish has a Bachelor of Science degree in electrical engineering from Michigan State University.

Daniel A. Rabinovitsj joined us as Vice President and General Manager of Networking in May 2010, and was also appointed as Senior Vice President in November 2010. Prior to joining us, from March 2007 until April 2010, Mr. Rabinovitsj served as a Senior Vice President and General Manager with ST-Ericsson (a joint venture of STMicroelectronics and Ericsson, and formerly NXP Semiconductors and ST-NXP), a provider of wireless platforms and semiconductors. Prior to joining ST-Ericsson, from December 1998 until March 2007, he served as Director of Marketing and then as Vice President and General Manager at Silicon Laboratories, a developer and provider of mixed-signal semiconductors. Mr. Rabinovitsj has also held various marketing positions at AMD in the wired and wireless communications market. He holds a Masters degree in Asian Studies from the University of Texas.

Gary L. Szilagyi has served as our Vice President and General Manager of Consumer Electronics, since November 2010, and prior to that, he served as our Vice President of Worldwide Sales from January 2006 until November 2010 and also as our General Manager of Computing and Consumer Business Unit from March 2010 until November 2010. Prior to joining us, from September 2003 to January 2006, Mr. Szilagyi served as the Vice President of Sales at Greenfield Networks, a provider of advanced Ethernet switching and routing solutions for the Metro-Ethernet and Access markets. Prior to Greenfield Networks, from March 2001 to August 2003, Mr. Szilagyi served as the Vice President of Sales at Marvell Technology Group Ltd.’s Communications Business Unit. Mr. Szilagyi holds a Bachelor of Science degree in electrical engineering from the University of California at Santa Barbara and a Master of Business Administration from San Jose State University.

Adam H. Tachner has served as our Vice President and General Counsel since August 2003. From October 2000 until August 2003, Mr. Tachner was our Intellectual Property Counsel. Prior to joining us, from September 1994 to September 2000, Mr. Tachner was an associate attorney with Crosby, Heafy, Roach & May, P.C., a law firm. Mr. Tachner holds a J.D. from the University of Oregon School of Law, a Master of Business Administration from Columbia University, a Bachelor of Science degree in electrical engineering from California State University at Fullerton and a Bachelor of Arts degree in social science from the University of California at Berkeley.

David D. Torre has served as our Vice President and Chief Accounting Officer since January 2006. Mr. Torre joined Atheros in January 2000 as Vice President, Administration and Controller, and in April 2004, he was appointed as Vice President, Finance and Administration. Prior to joining Atheros, Mr. Torre served as Controller at CellNet Data Systems, Inc., a provider of wireless data networks, from 1996 to 2000, and from 1990 to 1996, he was employed by Space Systems/Loral, a supplier of satellites. From 1981 to 1987, Mr. Torre served in a variety of positions at Ernst & Young, most recently as audit manager. Mr. Torre is a certified public accountant and holds a Bachelor of Science degree in Business Administration and a Master of Business Administration from the University of California at Berkeley.

Jason Zheng has served as our Senior Vice President and General Manager of Asia Pacific since November 2010, and prior to that he served as our Vice President of Asia Pacific from February 2009 until November 2010. From April 2008 until February 2009, Dr. Zheng was general manager of Asia at Amlogic, Inc., a venture-backed company providing system-on-a-chip solution for multimedia applications. From October 1999 until April 2008, Dr. Zheng held a variety of leadership positions at Atheros, including Vice President of our Asia Pacific business, Vice President of Systems Engineering, and Director of Systems Engineering. Prior to joining Atheros, from 1995 until September 1999, he was the Manager and later promoted to Director of Systems Engineering at ATI Research (formerly Chromatic Research), a graphics and multimedia subsidiary of ATI Technologies. Dr. Zheng also worked at Hewlett-Packard from 1988 until 1995. Dr. Zheng holds a Ph.D. in electrical and biomedical engineering from Vanderbilt University, and a Bachelor of Science degree in electrical engineering from Zhejiang University of China.

Willy C. Shih has served as one of our directors since November 2006 and was elected as the Chairman of the Board in September 2010. Dr. Shih has been a Professor of Management Practice at The Harvard Business School since January 2007. From September 2006 until January 2007, Dr. Shih was an independent consultant. From August 2005 to September 2006, Dr. Shih served as Executive Vice President of Thomson, a global provider of technology, equipment and services to the media and content industries. He was an independent intellectual property consultant from February 2005 to August 2005. Dr. Shih served as Senior Vice President of Eastman Kodak Company from July 1997 to February 2005. Dr. Shih is a member of the board of directors of Flextronics International Ltd., a provider of design and electronics manufacturing services to original equipment manufacturers. Dr. Shih holds a Ph.D. degree in magnetic resonance from the University of California at Berkeley, and Bachelor of Science degrees in chemistry and life sciences from the Massachusetts Institute of Technology. Dr. Shih’s qualifications to serve on our Board include his significant leadership experience, including board experience in a wide range of positions at various multinational corporations, which gives him extensive knowledge and understanding of international business and operations. In addition, Dr. Shih’s experience in teaching and consulting provide him in-depth insight into strategic alternatives available to technology companies.

Daniel A. Artusi has served as one of our directors since July 2008 and previously served as a director from October 2005 to July 2007. Mr. Artusi has been an independent consultant since April 2008 and an operating executive with Golden Gate Capital since September 2009. From July 2007 to April 2008, Mr. Artusi served as President and Chief Executive Officer and as a board member of Conexant Systems, Inc., a provider of semiconductors, and from June 2005 to June 2007, Mr. Artusi served as chairman and Chief Executive Officer of Coldwatt, Inc., a provider of high efficiency power supplies for the communications and computer industry. From April 2005 to June 2005, Mr. Artusi was an individual investor. From January 2003 to April 2005, he served as the President of Silicon Laboratories Inc., a developer of mixed signal integrated circuits, and from January 2004 to April 2005, he also served as the Chief Executive Officer and as a board member of Silicon Laboratories. From 2001 to January 2004, he served as Chief Operating Officer of Silicon Laboratories. From 1977 until joining Silicon Laboratories, Mr. Artusi held various management and executive positions in the semiconductor business at Motorola Inc. Mr. Artusi has also previously served on the board of directors of Powerwave Technologies Inc., a provider of end-to-end wireless solutions for wireless communications networks, and on the board of directors of Micrel, Incorporated, a provider of analog and communications semiconductors. Mr. Artusi studied electronics engineering at the Instituto Tecnologico de Buenos Aires (ITBA) in Argentina. Mr. Artusi’s qualifications to serve on our Board include his extensive senior leadership and board experience at various semiconductor companies, which offers our Board and our Audit Committee an understanding of accounting issues and a broad financial and business understanding of the semiconductor industry that is uniquely relevant to our business and operations.

Charles E. Harris has served as one of our directors since January 2010. From the date of our acquisition of Intellon Corporation in December 2009, and through April 2010, he served as an employee providing transition assistance services to us. Since December 2009, Mr. Harris has also been an independent industry consultant. Prior to our acquisition of Intellon, from October 2001 to December 2009, Mr. Harris served as a director and Chairman of the Board of Intellon and, from March 2002 to December 2009, as its Chief Executive Officer. From October 2001 to January 2004, Mr. Harris also served as President of Intellon. From November 1997 to October 2001, Mr. Harris served as Vice Chairman of Starwood Vacation Ownership, Inc., a subsidiary of Starwood Hotels and Resorts Worldwide, Inc., and, from November 1997 to July 2001, as Chief Financial Officer of Starwood Vacation Ownership. Mr. Harris holds a Bachelor of Arts in Political Science from the University of Florida and a J.D. from Harvard Law School. Mr. Harris’ qualifications to serve on our Board include his understanding of the semiconductor industry in general, and the powerline semiconductor industry in particular, which brings unique observations, insights and knowledge relevant to our business and to the technical, financial, and business aspects of our products and opportunities.

Christine King has served as one of our directors since April 2008. Since October 2008, Ms. King has served as President and Chief Executive Officer of Standard Microsystems Corporation (SMSC), a provider of semiconductor systems solutions. From March 2008 to October 2008, Ms. King was an independent consultant. From September 2001 to March 2008, Ms. King served as President and Chief Executive Officer of AMIS Holdings, Inc. (AMI), a provider of semiconductor solutions, and as Chief Executive Officer of AMI’s wholly-owned subsidiary, AMI Semiconductor, Inc., until the acquisition of AMI by ON Semiconductor Corporation. From 1992 to September 2001, Ms. King served in various positions at IBM, most recently as Vice President of Semiconductor Products for IBM Microelectronics. Ms. King is a member of the boards of directors of SMSC and IDACORP, Inc., a power company in Boise, Idaho, and has served on the boards of directors of Analog Devices, Inc., a provider of semiconductors for signal-processing applications, and ON Semiconductor Corporation, a manufacturer and supplier of semiconductors for various applications. Ms. King holds a Bachelor of Science degree in electrical engineering from Fairleigh Dickinson University. Ms. King’s qualifications to serve on our Board include her extensive senior leadership and board experience at various semiconductor companies, which offers our Board and our Audit Committee an understanding of accounting issues and a broad financial and business understanding of the semiconductor industry that is uniquely relevant to our business and operations.

Teresa H. Meng, one of our founders, has served as one of our directors since our inception in May 1998. From October 2000 through December 2006, Dr. Meng served as a consultant to us. From May 1998 to October 1999, Dr. Meng was our President and Chief Executive Officer. Dr. Meng joined the faculty of Stanford University’s Electrical Engineering Department in 1988, and in 2003, Dr. Meng was appointed the Reid Weaver Dennis Professorship. Dr. Meng is a member of the National Academy of Engineers and a Fellow of the Institute of Electrical and Electronics Engineers. Dr. Meng holds both a Ph.D. and a Master of Science degree in electrical engineering and computer science from the University of California at Berkeley and a Bachelor of Science degree in electrical engineering from National Taiwan University. Dr. Meng’s qualifications to serve on our Board include her roles as a senior engineering professor at Stanford and as a founder of Atheros, which provide her comprehensive expertise and knowledge regarding our products and technology, as well as insight into our anticipated future technological needs and industry trends.

Marshall L. Mohr has served as one of our directors since November 2003. Since March 2006, Mr. Mohr has been the Senior Vice President and Chief Financial Officer of Intuitive Surgical, Inc. From July 2003 to March 2006, Mr. Mohr served as the Chief Financial Officer of Adaptec, Inc., a provider of storage infrastructure solutions. Prior to Adaptec, Mr. Mohr served for 22 years in a variety of positions at PricewaterhouseCoopers, most recently as managing partner of PricewaterhouseCoopers’ Silicon Valley audit advisory practice. Mr. Mohr currently serves on the board of directors of Plantronics, Inc., a provider of lightweight communications headset products. Mr. Mohr holds a Bachelor of Business Administration degree from Western Michigan University. Mr. Mohr’s qualifications to serve on our Board include his extensive experience with public and financial accounting matters and risk management, which enable him to make valuable contributions to our Board and Audit Committee, including by serving as our Audit Committee Chairman and financial expert.

Andrew S. Rappaport has served as one of our directors since December 1998. Since 1996, Mr. Rappaport has been a partner with August Capital, a venture capital firm. Mr. Rappaport attended Princeton University. Mr. Rappaport’s qualifications to serve on our Board include his experience as a technology-focused investor and advisor, which gives him in-depth knowledge of, and exposure to, current technology and industry developments and trends, as well as insights into strategic planning, including growth and diversification strategies. In addition, Mr. Rappaport’s significant private company advisory experience gives him expertise related to executive compensation issues, which enables him to make valuable contributions to our Compensation Committee, including by serving as its Chairman.

Board of Directors and Committee Information

Our Board has appointed a Compensation Committee and a Nominating and Corporate Governance Committee, as well as an Audit Committee that was established in accordance with Section 3a(58)(A) of the Securities and Exchange Act of 1934. Our Board has determined that each director who serves on these standing committees is “independent,” as that term is defined by applicable listing standards of The Nasdaq Stock Market and SEC rules. Our independent directors regularly schedule executive sessions of the Board in which management does not participate. In 2010, our independent directors met during every Board meeting in a separate executive session without any member of our management present. The Chairman of the Board, who is an independent director, presides over these meetings.

Our Board has determined that having an independent director serve as Chairman of the Board is in the best interest of our stockholders at this time. The structure ensures a greater role for the independent directors in the oversight of Atheros, including the oversight of risks, and active participation of the independent directors in setting agendas and establishing priorities and procedures for our Board.

Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted primarily through the committees of our Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees, but our Board has retained responsibility for general oversight of risks. Our Board satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within Atheros.

Compensation Committee

Number of Members:	Three

Members:	Mr. Rappaport (Chairman)
Ms. King
Dr. Shih
Dr. Hennessy (until August 2010)

Functions:	The Compensation Committee’s primary functions are to assist the Board in meeting its responsibilities with regard to oversight and determination of executive compensation and to assist the Board in establishing the appropriate incentive compensation and equity-based plans for the executive officers and other employees. The Compensation Committee is responsible for risks relating to employment policies and our compensation and benefit plans. To assist it in satisfying these oversight responsibilities, the Compensation Committee has retained its own compensation consultant and meets regularly with management to understand the financial, human resources and stockholder implications of compensation decisions being made. The Compensation Committee chairman also meets as needed between formal Committee meetings with management and the Committee’s consultant. Other specific duties and responsibilities of the Compensation Committee are to establish and approve annually the compensation for the Chief Executive Officer and other executive officers, establish and modify the terms and conditions of employment of the Chief Executive Officer and other executive officers, and administer Atheros’ equity-based plans and other compensation plans. Our Board has adopted a written Compensation Committee charter, a copy of which is available on our website at www.atheros.com. The information contained on our website does not form any part of this report.

Audit Committee

Number of Members:	Three

Members:	Mr. Mohr (Chairman and Audit Committee Financial Expert)
Mr. Artusi
Ms. King

Functions:	The Audit Committee’s primary functions are to assist our Board in its oversight of the integrity of our financial statements and other financial information, our compliance with legal and regulatory requirements, the qualifications, independence and performance of our independent registered public accounting firm, and our risk management, cash management, auditing, accounting and financial reporting processes in general. The Audit Committee is responsible for oversight of our risks relating to accounting matters, financial reporting and legal and regulatory compliance. To satisfy these oversight responsibilities, the Audit Committee meets at regularly scheduled meetings with our Chief Financial Officer, Chief Accounting Officer, General Counsel and other members of management, and separately in executive sessions with our independent registered public accounting firm, to discuss and review our financial statements, internal controls, and auditing, accounting and financial reporting processes, and the adequacy of the resources devoted to these functions. In addition, the Committee chairman regularly meets between formal Audit Committee meetings with our independent registered public accounting firm and meets from time to time between formal Audit Committee meetings with the Chief Financial Officer and the Chief Accounting Officer. The Audit Committee also receives regular reports at Committee meetings regarding issues such as the status and findings of audits being conducted by the independent auditors, accounting changes that could affect our financial statements and proposed audit adjustments, if any. Other specific duties and responsibilities of the Audit Committee are to appoint, compensate, evaluate and, when appropriate, replace our independent registered public accounting firm; review and pre-approve audit and permissible non-audit services; review the scope of the annual audit; monitor the independent registered public accounting firm’s relationship with Atheros; and review our internal audit findings and Sarbanes-Oxley compliance. Our Board has adopted a written Audit Committee charter, a copy of which is available on our website at www.atheros.com. The information contained on our website does not form any part of this report.

Nominating and Corporate Governance Committee

Number of Members:	Three

Members:	Dr. Meng (Chairwoman)
Mr. Artusi
Mr. Rappaport
Dr. Hennessy (until July 2010)
Dr. Shih (until September 2010)

Functions:	The Nominating and Corporate Governance Committee’s primary functions are to seek, evaluate and select nominees for election to our Board and to oversee matters of corporate governance. The Nominating and Corporate Governance Committee is responsible for oversight of risks relating to Board succession planning, our ethics policies and corporate governance practices. To satisfy these oversight responsibilities, the Nominating and Corporate Governance Committee receives regular reports from our officers responsible for each of these risk areas on matters such as progress against succession planning programs and goals, trends in risk levels and risk management activities. Other specific duties and responsibilities of the Nominating and Corporate Governance Committee are to make recommendations regarding the size of the Board, review on an annual basis the functioning and effectiveness of the Board, and consider and make recommendations on matters related to the practices, policies and procedures of the Board. Our Board has adopted a written Nominating and Corporate Governance Committee charter, a copy of which is available on our website at www.atheros.com. The information contained on our website does not form any part of this report.

In addition to the Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee. the Board has also established a Non-Executive Stock Option Committee. Dr. Barratt currently serves as the Non-Executive Stock Option Committee. The Non-Executive Stock Option Committee is a secondary committee responsible for granting and issuing awards of options and restricted stock units under the 2004 Stock Incentive Plan (2004 Plan) to eligible employees, other than to members of our Board, individuals designated by our Board as “Section 16 officers” or employees who hold the title of Vice President or above. In addition, the Non-Executive Stock Option Committee may not make any awards or grants of stock options to any one employee that total more than 50,000 shares of common stock in any calendar year or grants of restricted stock units that total more than 16,667 shares of common stock in any calendar year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file. Specific due dates for these reports have been established, and we are required to identify in this report those persons who failed to timely file these reports. Based solely on our review of copies of such reports received by us, or written representations from certain reporting persons, all of the filing requirements for such persons were satisfied for 2010, except that the Forms 4 reporting a grant of options to purchase 7,500 shares of common stock in May 2010 to each of our non-employee directors, Dr. John Hennessy (a former director), Drs. Meng and Shih, Messrs. Artusi, Harris, Mohr, and Rappaport, and Ms. King, were inadvertently filed one week late.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial officer), chief accounting officer (our principal accounting officer), controller and any person performing similar functions and employees. The Code of Ethics is available on our web site at www.atheros.com. We will disclose on our web site amendments to, or waivers from, our Code of Ethics applicable to our directors and executive officers, including our Chief Executive Officer (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our chief accounting officer (our principal accounting officer), in accordance with applicable laws and regulations.

To date, there have been no waivers under our Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Ethics or any waivers, if and when granted, of our Code of Ethics on our website at http://www.atheros.com within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of our Executive Compensation Policies and Objectives

We believe that compensation of our executive officers should encourage the creation and enhancement of stockholder value and achievement of strategic corporate objectives, attract qualified, skilled and dedicated executives, retain key leaders, reward past performance and incent future performance. It is our philosophy to align the interests of our stockholders and management by integrating compensation with our annual and long-term corporate and financial objectives. We also consider the appropriate balance between incentives for long-term and short-term performance. In addition, in order to attract and retain the most qualified, skilled and dedicated personnel, we offer a total compensation package competitive with companies in the semiconductor industry, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance.

We believe that compensation of each executive officer should be based on the individual’s performance and their ability to enhance long-term stockholder value. Factors we consider in determining executive officer compensation include:

•	the executive officer’s level of responsibilities;

•	the executive officer’s performance compared to the goals and objectives established for that executive officer for the year;

•	the executive officer’s contributions to our financial results; and

•	the executive officer’s effectiveness in leading initiatives to determine and achieve our business goals.

Our Chief Executive Officer reviews the compensation of each of the other executive officers each year, measuring their compensation levels against individual business objectives established for the prior year. These objectives are developed annually by him and the respective executive officers. The conclusions reached and recommendations based on this review, including salary adjustments, bonus amounts and annual equity awards, are presented by our Chief Executive Officer to the Compensation Committee for consideration. The Compensation Committee reviews these materials and recommendations and has full authority to exercise its judgment in determining the final compensation payable to each executive officer.

We also consider market information and executive officer compensation survey data regarding the base salaries, cash bonuses and other incentives paid to executive officers of companies comparable to us in the semiconductor industry. However, we do not restrict our decisions to any particular range or level of total compensation paid to executive officers at these companies.

In making executive officer compensation decisions for 2010, the Compensation Committee retained Frederic W. Cook & Co., Inc. (FWC) as its independent compensation consultant and used a survey prepared by FWC based on the 2009 executive compensation of a peer group of companies (2009 FWC survey). The 2009 FWC survey provided competitive comparisons against a group of 20 publicly-traded U.S.-based semiconductor companies that are competitors with us in the labor and capital markets, have similar revenues and stock market capitalizations, and similar growth and performance potential. The Compensation Committee believes that the survey reflects a reasonable cross-section of our market for executive talent.

The following companies were included in our peer group in the 2009 FWC survey:

Atmel Corporation	Microsemi Corporation

Cree, Inc.	National Semiconductor Corporation

Cypress Semiconductor Corporation	OmniVision Technologies, Inc.

Diodes Incorporated	ON Semiconductor Corporation

Fairchild Semiconductor International, Inc.	PMC-Sierra, Inc.

Integrated Device Technology, Inc.	RF Micro Devices, Inc.

International Rectifier Corporation	Semtech Corporation

Intersil Corporation	Silicon Laboratories Inc.

LSI Corporation	Skyworks Solutions, Inc.

Microchip Technology Inc.	Triquint Semiconductor, Inc.

In making executive officer compensation decisions for 2011, the Compensation Committee also retained FWC its independent compensation consultant, and used a survey prepared by FWC based on the 2010 executive compensation of a peer group of companies (2010 FWC survey). The 2010 FWC survey provided competitive comparisons against the same group of 20 publicly-traded U.S.-based semiconductor companies that were included in the 2009 FWC survey and that are competitors with us in the labor and capital markets, have similar revenues and stock market capitalizations, and similar growth and performance potential. The Compensation Committee believes that the survey reflects a reasonable cross-section of our market for executive talent.

Components of our Executive Compensation

The components of executive officer compensation consist of base salary, bonus, and stock options and restricted stock units grants.

Annual Base Salary

Each year our Chief Executive Officer makes salary recommendations to our Compensation Committee for executive officers other than the Chief Executive Officer, which are designed to compensate each executive officer for services rendered during the year. Our Compensation Committee generally sets base salaries at levels designed to attract and retain qualified executive officers with strong leadership skills, taking into account the individual’s level of responsibilities and performance. Our Compensation Committee also considers the executive officer’s current salary, prior-year bonus, market information and executive officer compensation survey data regarding the base salaries, as well as other incentives paid to executive officers at our peer companies. Our Compensation Committee may adjust salaries from time to time to recognize promotions and outstanding individual performance, and to maintain competitive compensation.

Based on the 2009 FWC survey, our Chief Executive Officer’s base salary for 2010 was substantially below the 25th percentile base salary level for other chief executive officers in the FWC peer group, the base salaries for 2010 for our Senior Vice President and General Manager of Networking and our Chief Financial Officer and Senior Vice President of Corporate Development were between the 25th and 50th percentile base salary levels for the comparable positions in the FWC peer group, and the base salaries for 2010 for our Vice President of Worldwide Sales and our Vice President and General Manager of Consumer Electronics (who at the time that 2010 compensation was determined was our Vice President of Worldwide Sales) were between the 50th and 75th percentile base salary levels for the comparable positions in the FWC peer group. The 2009 FWC survey did not include information with regard to comparable base salary levels for 2010 for our Senior Vice President and General Manager of Asia Pacific. The base salaries for our named executive officers in 2010 are reflected in the Summary Compensation Table below.

In February 2011, our Compensation Committee increased the annual base salary for our Chief Executive Officer by 8.1% from its 2010 level, and the annual base salaries for our other executive officers between 3.6% and 8.9% from their 2010 levels, based on the executive officer’s level of responsibility and performance. Based on the 2010 FWC survey, our Chief Executive Officer’s base salary for 2011 is substantially below the 25th percentile base salary level for other chief executive officers in the FWC peer group; the base salaries for our Chief Financial Officer and Senior Vice President of Corporate Development and our Vice President of Worldwide Sales for 2011 are between the 25th and 50th percentile base salary levels for the comparable positions in the FWC peer group; and the base salaries for our Senior Vice President and General Manager of Networking, our Senior Vice President and General Manager of Asia Pacific, and our Vice President and General Manager of Consumer Electronics are above the 75th percentile base salary levels for the comparable positions in the FWC peer group.

Cash Bonuses

We believe that a portion of executive officer compensation should be contingent upon our performance and an individual’s contribution to our success in meeting corporate and financial objectives. Bonuses paid for 2010 were determined based on the 2010 bonus plan adopted by the Compensation Committee in February 2010.

2010 Bonus Plan

Bonuses earned under our 2010 bonus plan by our Chief Executive Officer and the other executive officers were based 50% on our achievement of certain financial corporate performance objectives and 50% on our achievement of certain individual non-financial performance objectives specific to each executive officer. For all executive officers, the financial corporate performance objectives were specifically tied to our 2010 corporate revenue, operating income, gross margin and earnings per share, as well as days sales outstanding and inventory turns on a quarterly basis. The Compensation Committee did not weight such factors in advance. The non-financial performance objectives include individual objectives related to personal and organizational operational excellence by each executive officer, and customer and market share goals and product delivery milestones. At the time these objectives were set in February 2010, we believed that they were attainable at the established target levels, but substantial uncertainty nevertheless existed as to the actual attainment of the objectives at any of the established levels.

Under our 2010 bonus plan, each executive officer was entitled to receive:

•

a bonus of up to 100% of base salary actually paid for the Chief Executive Officer, up to 60% of base salary actually paid for the Senior Vice President and General Manager of Networking, the Senior Vice President and General Manager of Asia Pacific, and the Vice President and General Manager of Consumer Electronics, up to 45% of base salary actually paid for the Chief Financial Officer and Senior Vice President of Corporate Development, and up to 17.5% of base salary actually paid for the Vice President of Worldwide Sales, for the achievement of baseline financial corporate performance objectives and non-financial operational and individual performance objectives; and

•

a bonus of up to an additional 100% of base salary actually paid for the Chief Executive Officer, up to an additional 60% of base salary actually paid for the Senior Vice President and General Manager of Networking, the Senior Vice President and General Manager of Asia Pacific, and the Vice President and General Manager of Consumer Electronics, up to an additional 45% of base salary actually paid for the Chief Financial Officer and Senior Vice President of Corporate Development, and up to an additional 5% of base salary actually paid for the Vice President of Worldwide Sales, for the achievement of higher levels of financial corporate performance objectives and operational and individual performance objectives.

Based on the 2009 FWC survey, the target bonus for 2010 measured as a percentage of salary, excluding the bonus for achieving higher levels of objectives, of our Chief Executive Officer was between the 25th and 50th percentile bonus levels measured as a percentage of salary for the chief executive officers in the FWC peer group; the target bonus for 2010 measured as a percentage of salary, excluding the bonus for achieving higher levels of objectives, of our Chief Financial Officer and Senior Vice President of Corporate Development was below the 25th percentile bonus level measured as a percentage of salary for the comparable positions in the FWC peer group; the target bonus for 2010 measured as a percentage of salary, excluding the bonus for achieving higher levels of objectives, of our Senior Vice President and General Manager of Networking, was between the 25th and 50th percentile bonus levels measured as a percentage of salary for the comparable positions in the FWC peer group; the target bonus for 2010 measured as a percentage of salary, excluding the bonus for achieving higher levels of objectives, of our Vice President and General Manager of Consumer Electronics, who also served as our Vice President of Worldwide Sales until September 2010, was between the 50th and 75th percentile bonus levels measured as a percentage of salary for the comparable positions in the FWC peer group; and the target bonus for 2010 measured as a percentage of salary, excluding the bonus for achieving higher levels of objectives, of our current Vice President of Worldwide Sales, which includes an additional bonus based on corporate revenue objectives described below, was between the 50th and 75th percentile bonus levels measured as a percentage of salary for the comparable positions in the FWC peer group. The 2009 FWC survey did not include information with regard to comparable target bonuses for 2010 for our Senior Vice President and General Manager of Asia Pacific.

The financial corporate performance objectives under our 2010 bonus plan included the following:

	Baseline Objective	Higher Objective	Actual Performance
Annual Revenue	$822.0 million	$904.0 million	$926.8 million
Annual Gross Margin Percentage (non-GAAP)	48.85%	48.72%	49.66%
Annual Operating Income (non-GAAP)	$157.5 million	$178.4 million	$197.2 million
Annual Diluted Earnings Per Share (non-GAAP)	$2.01	$2.24	$2.48
Quarterly Days Sales Outstanding (non-GAAP)	55 days	45 days	29 to 41 days
Quarterly Inventory Turns (non-GAAP)	4.5 to 5.5 turns	5.0 to 6.0 turns	4.8 to 5.5 turns

The non-GAAP measures described above and elsewhere in this report exclude, where applicable, stock-based compensation, acquisition-related charges, other-than-temporary impairments of long-term investments, net of subsequently realized gains, litigation settlement costs, and any tax detriment or benefit between the income tax expense with and without the non-GAAP measures.

In addition to our financial corporate performance objectives, our named executive officers had individual objectives related to personal and organizational operational excellence and customer and market share goals and product delivery milestones under our 2010 bonus plan. These included:

Specific Goals

Chief Executive Officer

Strategic initiatives related to our long term strategic plan, including developing strategic partnerships and executing business acquisitions in targeted markets; executing our strategy in such targeted markets; and enhancing collaboration between business units.

Operational initiatives related to integration of the powerline business and optimizing business processes to increase efficiencies and accountability.

Senior Vice President and General Manager of Networking

Financial performance objectives related to achieving targeted business unit revenues.

Customer and market share initiatives related to achieving select design wins, positioning specified Atheros products with targeted customers, and increasing product sales and market share at targeted customers.

Operational initiatives related to increasing the efficiency and effectiveness of the Networking Business Unit; optimizing organizational structure; and developing growth opportunities.

Senior Vice President and General Manager of Asia Pacific

Financial performance objectives related to achieving targeted business unit revenues.

Strategic initiatives related to developing business in China, including select strategic partnerships, developing a strategy for targeted markets, and developing a business plan and roadmap for specified technologies.

Customer and market share initiatives related to achieving select design wins and reference design partnerships, positioning specified Atheros products with targeted customers, and increasing product sales and market share at targeted customers.

Operational initiatives related to leadership development and increasing the efficiency and effectiveness of the China-based employee organization, including leadership; and developing growth opportunities.

Chief Financial Officer and Senior Vice President of Corporate Development	Operational initiatives related to implementing financial and business systems improvements; providing financial planning and analysis solutions, forecasting, budgeting, auditing, internal control, tax reporting matters, corporate development and investor relations; completing certain expense and cost reduction efforts; and improving facilities and information technology systems, infrastructure, processes, management and cost savings.

Vice President of Worldwide Sales

Customer and market share initiatives related to achieving select design wins, positioning specified Atheros products with targeted customers, and increasing product sales and market share at targeted customers.

Operational initiatives related to establishing a new sales organization compensation structure; reviewing and making recommendations regarding the forecasting process; and assisting in business unit objectives planning.

Specific Goals

Vice President and General Manager of Consumer Electronics

Financial performance objectives related to achieving targeted business unit revenues.

Strategic initiatives related to developing select strategic partnerships, developing a strategy for targeted markets, and developing a business plan and roadmap for specified technologies.

Customer and market share initiatives related to achieving select design wins, positioning specified Atheros products with targeted customers, and increasing product sales and market share at targeted customers.

Operational initiatives related to increasing the efficiency and effectiveness of the Consumer Electronics Business Unit; optimizing organizational structure; enhancing business unit collaboration; and developing growth opportunities.

In 2010, we met 100% of both the baseline and higher levels of financial corporate objectives under the 2010 bonus plan, and our named executive officers achieved their respective individual performance objectives as follows:

	Baseline Achievement	Higher Level Achievement
Chief Executive Officer	90%	50%
Chief Financial Officer and Senior Vice President of Corporate Development	90%	50%
Senior Vice President and General Manager of Networking	90%	40%
Senior Vice President and General Manager of Asia Pacific	90%	50%
Vice President of Worldwide Sales	90%	50%
Vice President and General Manager of Consumer Electronics	90%	40%

As a result, the bonuses earned for 2010 under our 2010 bonus plan by our named executive officers were as follows:

Percentage of Actually Paid Base Salary
Chief Executive Officer	170%
Chief Financial Officer and Senior Vice President of Corporate Development	77%
Senior Vice President and General Manager of Networking	98%
Senior Vice President and General Manager of Asia Pacific	102%
Vice President of Worldwide Sales	20%
Vice President and General Manager of Consumer Electronics	99%

In addition to the bonus under the 2010 bonus plan described above, our Vice President of Worldwide Sales was also entitled to receive a bonus of up to 52.5% of his base salary for the achievement of a baseline corporate revenue objective that is calculated on a quarterly basis cumulated over the year, and up to an additional 15% of his base salary for the achievement of a higher corporate revenue objective that is calculated on a quarterly basis cumulated over the year. As a result, 75% of the target bonus for our Vice President of Worldwide Sales was based on these corporate revenue objectives and 25% of the target bonus was based on the 2010 bonus plan applicable to all executive officers. The baseline corporate revenue objective for 2010 was $822.0 million on an annualized basis, and the higher corporate revenue objective for 2010 was $904.0 million on an annualized basis. The amounts earned under the corporate revenue objectives are paid in quarterly installments during the year in which earned, and the remainder is paid in the year following the year in which it is earned. Under the revenue-based portion of the 2010 bonus plan for the Vice President of Worldwide Sales, we met 100% of our baseline corporate revenue objective, and 100% of our higher corporate revenue objective. As a result, the bonus earned under the revenue-based portion of the 2010 bonus plan for the Vice President of Worldwide Sales equaled 48% of his base salary.

The bonuses paid to our named executive officers in 2010 are reflected in the Summary Compensation Table below.

2011 Bonus Plan

In January 2011, our Compensation Committee approved the 2011 bonus plan for our Chief Executive Officer and our other executive officers, which will be based 50% on our achievement of certain financial corporate performance objectives and 50% on our achievement of certain individual non-financial performance objectives specific to each executive officer. For all executive officers, the financial corporate performance objectives are specifically tied to our 2011 corporate revenue, operating income, gross margin and earnings per share, as well as days sales outstanding and inventory turns on a quarterly basis. The Compensation Committee did not weight such factors in advance. The non-financial performance objectives include individual objectives related to personal and organizational operational excellence by each executive officer, and customer and market share goals and product delivery milestones. We believe that the objectives are attainable at the established target levels, but substantial uncertainty nevertheless exists as to the actual attainment of the objectives at any of the established levels. If earned, these bonuses are expected to be paid in early 2012.

Under our 2011 bonus plan, each executive officer is entitled to receive:

•

a bonus of up to 100% of base salary actually paid for the Chief Executive Officer, up to 60% of base salary actually paid for the Senior Vice President and General Manager of Networking, the Senior Vice President and General Manager of Asia Pacific, and the Vice President and General Manager of Consumer Electronics, up to 45% of base salary actually paid for the Chief Financial Officer and Senior Vice President of Corporate Development, and up to 17.5% of base salary actually paid for the Vice President of Worldwide Sales, for the achievement of baseline financial corporate performance objectives and non-financial operational and individual performance objectives; and

•

a bonus of up to an additional 100% of base salary actually paid for the Chief Executive Officer, up to an additional 60% of base salary actually paid for the Senior Vice President and General Manager of Networking, the Senior Vice President and General Manager of Asia Pacific, and the Vice President and General Manager of Consumer Electronics, up to an additional 45% of base salary actually paid for the Chief Financial Officer and Senior Vice President of Corporate Development, and up to an additional 5% of base salary actually paid for the Vice President of Worldwide Sales, for the achievement of higher levels of financial corporate performance objectives and operational and individual performance objectives.

In addition to the bonus under the 2011 bonus plan described above, our Vice President of Worldwide Sales will also be entitled to receive a bonus of up to 52.5% of his base salary for the achievement of a baseline corporate revenue objective that is calculated on a quarterly basis cumulated over the year, and up to an additional 15% of his base salary for the achievement of a higher corporate revenue objective that is calculated on a quarterly basis cumulated over the year. As a result, 75% of the target bonus for our Vice President of Worldwide Sales will be based on these corporate revenue objectives and 25% of the target bonus will be based on the 2011 bonus plan applicable to all executive officers.

Based on the 2010 FWC survey, the target bonus for 2011 measured as a percentage of salary, excluding the bonus for achieving higher levels of objectives, of our Chief Executive Officer is below the 25th percentile bonus level measured as a percentage of salary for the other chief executive officers in the FWC peer group; the target bonus for 2011 measured as a percentage of salary, excluding the bonus for achieving higher levels of objectives, of our Chief Financial Officer and Senior Vice President of Corporate Development, is below the 25th percentile bonus level measured as a percentage of salary for the comparable position in the FWC peer group; the target bonuses for 2011 measured as a percentage of salary, excluding the bonus for achieving higher levels of objectives, of our Senior Vice President and General Manager of Networking, our Senior Vice President and General Manager of Asia Pacific, our Vice President and General Manager of Consumer Electronics, and our Vice President of Worldwide Sales are between the 50th and 75th percentile bonus levels measured as a percentage of salary for the comparable positions in the FWC peer group.

Equity Awards

Our Compensation Committee administers our 2004 Plan for executive officers, employees, consultants and outside directors, under which it may grant stock options and stock appreciation rights with an exercise price equal to the fair market value of a share of the common stock on the date of grant, restricted stock awards and restricted stock units with time vesting and performance-based vesting.

We believe that equity awards (1) align our executives’ interests with our stockholders’ interests by creating a direct link between compensation and stockholder return, (2) provide our executives with a significant, long-term interest in our success and (3) help retain key executives in a competitive market for executive talent. Accordingly, when annually reviewing executive officer compensation we also consider equity awards as appropriate. At its discretion, from time to time our Compensation Committee may also grant equity awards based on individual and corporate achievements. Our Compensation Committee determines the number of shares underlying each equity award based upon several factors, including:

•	the executive officer’s and our performance;

•	the executive officer’s role and responsibilities;

•	the executive officer’s base salary; and

•	a comparison with awards to individuals in similar positions in the industry.

In February 2010, our Compensation Committee granted to our named executive officers who were then employed with us stock options pursuant to our 2004 Plan that vest in 48 equal monthly installments commencing on March 11, 2010. These stock options have an exercise price equal to the fair market value of our common stock on the date of grant and terminate seven years after the date of grant, subject to the executive officer’s continued employment with us.

In February 2010, our Compensation Committee also granted to our named executive officers who were then employed with us restricted stock units (RSUs) pursuant to our 2004 Plan that vest based upon the achievement of performance goals (Performance-based RSUs). These Performance-based RSUs provide our executive officers with the opportunity to earn shares of our common stock, subject to the attainment of corporate financial performance goals and the executive officer’s continued employment with us. The corporate financial performance goals were based on our non-GAAP diluted earnings per share as reported publicly by us (EPS (non-GAAP)) for fiscal year 2010 as follows:

•	If EPS (non-GAAP) for 2010 was not greater than $1.50, the RSUs would terminate.

•

If EPS (non-GAAP) for 2010 was greater than $1.50 and less than $2.10, the RSUs would vest over four (4) years, with the first 1/4 of the RSUs vesting on February 8, 2011 and the remaining RSUs vesting in equal quarterly installments over the following three (3) years.

•

If EPS (non-GAAP) for 2010 was greater than or equal to $2.10, the RSUs would vest over three (3) years, with the first 1/3 of the RSUs vesting on February 8, 2011 and the remaining RSUs vesting in equal quarterly installments over the following two (2) years, provided the target has been met.

In January 2011, the Compensation Committee determined that our EPS (non-GAAP) for 2010 was $2.48 per diluted share, and the Performance-based RSUs therefore would vest over three years, with the first one-third of the Performance-based RSUs vesting on February 8, 2011 and the remaining Performance-based RSUs vesting in equal quarterly installments over the following two years.

Our named executive officers were granted the following stock options and performance-based RSUs in February 2010:

	Stock Options	Performance-based RSUs
Chief Executive Officer	143,000 shares	44,000 shares
Chief Financial Officer and Senior Vice President of Corporate Development	50,000 shares	15,000 shares
Senior Vice President and General Manager of Networking	N/A	N/A
Senior Vice President and General Manager of Asia Pacific	50,000 shares	15,000 shares
Vice President of Worldwide Sales	N/A	N/A
Vice President and General Manager of Consumer Electronics	50,000 shares	15,000 shares

In March 2010, in connection with Gary L. Szilagyi’s promotion as a General Manager, our Compensation Committee granted to Mr. Szilagyi an option to purchase 30,000 shares of Atheros’ common stock, vesting monthly over 48 months commencing on April 10, 2010. The options have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant and will terminate seven years after the date of grant, subject to his continued employment with us.

Effective in May 2010, our Compensation Committee granted to Daniel A. Rabinovitsj, our Senior Vice President and General Manager of Networking, pursuant to his employment offer letter with us (1) an option to purchase 50,000 shares of Atheros’ common stock, with the first 25% of the options vesting after one year of employment and the remaining options vesting monthly over the following 36 months, and (2) restricted stock units for 40,000 shares of Atheros common stock, with the first 25% of the restricted stock units vesting after approximately one year of employment and the remaining restricted stock units vesting quarterly over the following 12 quarters. The options have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant and will terminate ten years after the date of grant, subject to his continued employment with us.

Effective in August 2010, our Compensation Committee granted to Richard E. Hegberg, our Vice President of Worldwide Sales, pursuant to his employment offer letter with us (1) an option to purchase 65,000 shares of Atheros’ common stock, with the first 25% of the options vesting after one year of employment and the remaining options vesting monthly over the following 36 months, and (2) restricted stock units for 40,000 shares of Atheros common stock, with the first 25% of the restricted stock units vesting after approximately one year of employment and the remaining restricted stock units vesting quarterly over the following 12 quarters. The options have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant and will terminate ten years after the date of grant, subject to his continued employment with us.

Based on the 2009 FWC survey, the estimated grant date value of the equity awards granted to our Chief Executive Officer was between the 50th and 75th percentile estimated equity award value level for the chief executive officers in the FWC peer group, and the estimated grant date value of the equity awards granted to our other executive officers in 2010 was above the 75th percentile estimated equity award value levels for the comparable positions in the FWC peer group. The 2009 FWC survey did not include information with regard to comparable grant date value of equity awards granted for 2010 for our Senior Vice President and General Manager of Asia Pacific. The grant date value of the equity awards granted to our named executive officers in 2010 is reflected in the Summary Compensation Table below.

In addition, our employees generally are able to participate in our 2004 Employee Stock Purchase Plan (2004 ESPP). Under our 2004 ESPP, each executive officer may purchase up to 1,875 shares of our common stock in a six-month period at a discount to the market price. The number of shares that may be purchased by each participant is limited by applicable tax laws.

Tax Deductibility Considerations

Section 162(m) of the Internal Revenue Code (the Code) disallows a tax deduction for compensation in excess of $1 million paid to our Chief Executive Officer or any of our other executive officers whose total compensation is required to be reported in this report on Form 10-K/A by reason of being one of the three most highly compensated officers (other than our Chief Executive Officer and Chief Financial Officer). Our Compensation Committee may elect to provide our executive officers with compensation that is not fully deductible under Section 162(m) if it determines that such awards are consistent with our philosophy and in the best interests of our stockholders.

Section 409A of the Code provides that amounts deferred under nonqualified deferred compensation plans are included in an employee’s income when they vest unless specified requirements are met. If these requirements are not met, employees are also subject to an additional income tax and interest penalties. None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment Agreements

All of our executive officers serve on an at will employment basis and not for a fixed term.

We have an offer letter with Craig H. Barratt, our President and Chief Executive Officer, entered into on April 9, 2003, under which Dr. Barratt was originally entitled to an annual base salary of $258,000, and is eligible for an annual bonus pursuant to our bonus program as determined by our Board. Pursuant to this letter, Dr. Barratt was granted in 2003 an option to purchase 1,274,999 shares of Atheros’ common stock vesting over four years from the date of grant. The options terminate ten years after the date of grant.

We have an offer letter with Jack R. Lazar, our Chief Financial Officer and Senior Vice President of Corporate Development, entered into on September 22, 2003, under which Mr. Lazar was originally entitled to an annual base salary of $250,000 and is eligible for an annual bonus pursuant to our bonus program as determined by our Board with an original target annual bonus set at 25% of his base salary. Pursuant to this offer letter, Mr. Lazar was granted an option in 2003 to purchase 412,499 shares of Atheros’ common stock, with the first 25% of the options vesting after one year of employment and the remaining options vesting monthly over the following 36 months. The options terminate ten years after the date of grant.

We have an offer letter with Daniel A. Rabinovitsj, our Senior Vice President and General Manager of Networking, entered into on April 9, 2010, under which Mr. Rabinovitsj was originally entitled to an annual base salary of $280,000, and is eligible for an annual bonus pursuant to our bonus program as determined by our Board. Mr. Rabinovitsj also is entitled to receive a housing allowance of $6,000 per month for the first 15 months after his hire date, subject to his continued employment, and reimbursement of his moving expenses up to $50,000. Pursuant to this agreement, Mr. Rabinovitsj was granted in May 2010 (1) an option to purchase 50,000 shares of Atheros’ common stock, with the first 25% of the options vesting after one year of employment and the remaining options vesting monthly over the following 36 months, and (2) restricted stock units for 40,000 shares of Atheros common stock, with the first 25% of the restricted stock units vesting after approximately one year of employment and the remaining restricted stock units vesting quarterly over the following 12 quarters. The options terminate ten years after the date of grant.

We have an offer letter with Jason Zheng, our Senior Vice President and General Manager of Asia Pacific, entered into on February 8, 2009, under which Dr. Zheng was originally entitled to an annual base salary of $275,000, and is eligible for an annual bonus pursuant to our bonus program as determined by our Board. Pursuant to this agreement, Dr. Zheng was granted in February 2009 (1) an option to purchase 150,000 shares of Atheros’ common stock, with the first 25% of the options vesting after one year of employment and the remaining options vesting monthly over the following 36 months, and (2) restricted stock units for 10,000 shares of Atheros common stock, with the first 25% of the restricted stock units vesting after approximately one year of employment and the remaining restricted stock units vesting quarterly over the following 12 quarters. The options terminate ten years after the date of grant.

We have an offer letter with Richard E. Hegberg, our Vice President of Worldwide Sales, entered into on June 16, 2010, under which Mr. Hegberg was originally entitled to an annual base salary of $280,000. Mr. Hegberg also received a hiring bonus of $100,000, and is eligible to receive reimbursement of moving expenses of up to $40,000. The agreement also provides that Mr. Hegberg is eligible to receive a target annual bonus of up to 90% of his base salary, based partially upon certain corporate objectives and achieving certain sales revenue targets and partially upon our bonus program as determined by our board of directors. Pursuant to the agreement, Mr. Hegberg was granted in August 2010 (1) an option to purchase 65,000 shares of Atheros’ common stock, with the first 25% of the options vesting after one year of employment and the remaining options vesting monthly over the following 36 months, and (2) restricted stock units for 40,000 shares of Atheros common stock, with the first 25% of the restricted stock units vesting after approximately one year of employment and the remaining restricted stock units vesting quarterly over the following 12 quarters. The options terminate ten years after the date of grant.

We have an offer letter with Gary L. Szilagyi, our former Vice President of Worldwide Sales who is now our Vice President and General Manager of Consumer Electronics, entered into on December 29, 2005, under which Mr. Szilagyi was originally entitled to an annual base salary of $240,000. Mr. Szilagyi also received a hiring bonus of $100,000, of which one-half was paid on December 29, 2005 and one-half was paid three months after his first day of employment. The agreement also provides that Mr. Szilagyi was eligible to receive a target annual bonus of up to $135,000 for 2006 based upon certain corporate objectives and achieving certain sales revenue targets. Pursuant to the agreement, Mr. Szilagyi was granted options in January 2006 to purchase 220,000 shares of Atheros’ common stock, with the first 25% of the options vesting one year after the date of grant and the remaining options vesting monthly over the following 36 months. The options terminate ten years after the date of grant. On November 29, 2010, Mr. Szilagyi was promoted to Vice President and General Manager of Consumer Electronics. In connection with the promotion, on January 16, 2011 Mr. Szilagyi was awarded 11,000 promotion Restricted Stock Units which will vest in 16 quarterly installments commencing on May 8, 2011.

Severance and Change of Control Arrangements

Pursuant to a severance and change in control agreement dated February 13, 2009 between us and Dr. Barratt, if Dr. Barratt is terminated without cause, or resigns for good reason, within 12 months following a change of control, he will receive the following: a lump severance payment equal to 18 months of base salary at the highest rate in effect during his employment with Atheros; if not already paid to him at the time of termination, his earned annual cash incentive bonus under the bonus plan in effect for the calendar year immediately prior to the termination; his baseline target annual cash incentive bonus under the bonus plan in effect during the calendar year of the termination, pro rated for the portion of the then current calendar year prior to the date of termination; automatic vesting of all of his unvested options and restricted stock units as of the date of termination; the extension of the exercise period for his options to the earlier of two years following the termination date or the original expiration date of the options; and Atheros will pay the health insurance coverage for Dr. Barratt and his enrolled dependents for 18 months following the effective date of termination. In the event Dr. Barratt is terminated other than for cause, or resigns for good reason, prior to a change in control or more than 12 months following a change in control, or his employment terminates as a result of death or total and permanent total disability, he will receive the following: a lump severance payment equal to 12 months of base salary at the highest rate in effect during his employment with Atheros; automatic vesting of his unvested options and restricted stock units that would have vested during the 12-month period immediately following the date of termination; the extension of the exercise period for his options to the earlier of two years following the termination date or the original expiration date of the options; and Atheros will pay the health insurance coverage for Dr. Barratt and his enrolled dependents for 12 months following the effective date of termination.

Pursuant to a severance and change in control agreement dated February 13, 2009 between us and Mr. Lazar, if Mr. Lazar is terminated without cause, or resigns for good reason, within 12 months following a change of control, he will receive the following: a lump severance payment equal to 12 months of base salary at the highest rate in effect during his employment with Atheros; if not already paid to him at the time of termination, his earned annual cash incentive bonus under the bonus plan in effect for the calendar year immediately prior to the termination; his stretch target annual cash incentive bonus under the bonus plan in effect during the calendar year of the termination, pro rated for the portion of the then current calendar year prior to the date of termination; automatic vesting of all of his unvested options and restricted stock units as of the date of termination; the extension of the exercise period for his options to the earlier of one year following the termination date or the original expiration date of the options; and Atheros will pay the health insurance coverage for Mr. Lazar and his enrolled dependents for 12 months following the effective date of termination. In the event Mr. Lazar is terminated other than for cause prior to a change in control or more than 12 months following a change in control, he will receive the following: a lump severance payment equal to six months of base salary at the highest rate in effect during his employment with Atheros; and Atheros will pay the health insurance coverage for Mr. Lazar and his enrolled dependents for six months following the effective date of termination.

Pursuant to severance and change in control agreements between us and each of Messrs. Rabinovitsj (dated June 10, 2010), Hegberg (dated October 12, 2010) and Szilagyi (dated February 12, 2009), and Dr. Zheng (dated February 19, 2009), if the executive officer is terminated without cause, or resigns for good reason, within 12 months following a change of control, he will receive the following: a lump severance payment equal to 12 months of base salary at the highest rate in effect during his employment with Atheros; if not already paid to him at the time of termination, his earned annual cash incentive bonus under the bonus plan in effect for the calendar year immediately prior to the termination; his baseline target annual cash incentive bonus under the bonus plan in effect during the calendar year of the termination, pro rated for the portion of the then current calendar year prior to the date of termination; automatic vesting of all of his unvested options and restricted stock units as of the date of termination; the extension of the exercise period for his options to the earlier of one year following the termination date or the original expiration date of the options; and Atheros will pay the health insurance coverage for the executive officer and his enrolled dependents for 12 months following the effective date of termination. In the event the executive officer is terminated other than for cause prior to a change in control or more than 12 months following a change in control, he will receive the following: a lump severance payment equal to six months of base salary at the highest rate in effect during his employment with Atheros; and Atheros will pay the health insurance coverage for the executive officer and his enrolled dependents for six months following the effective date of termination.

2010 Summary Compensation Table

The following table sets forth compensation for services rendered in all capacities to us for the years ended December 31, 2008, 2009 and 2010 by our Chief Executive Officer, our Chief Financial Officer, the three other most highly compensated executive officers as of December 31, 2010 whose total annual compensation for fiscal 2010 exceeded $100,000, and one additional employee who would have been one of the most highly compensated executive officer had he been an executive officer as of December 31, 2010, whom we refer to in this report as the named executive officers.

Name & Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)	Total ($)
Craig H. Barratt President and Chief Executive Officer	2010 2009 2008	370,000 283,333 340,000		— 100,000 —		1,569,040 2,932,000 1,094,800	2,206,261 — 1,830,435	629,000 414,375 172,125		1,000(4) 1,000(4) 1,000(4)	4,775,301 3,730,708 3,438,360

Jack R. Lazar Chief Financial Officer, Senior Vice President of Corporate Development, and Secretary	2010 2009 2008	310,000 270,417 295,000		— 40,000 —		534,900 1,143,480 437,920	771,420 — 732,174	237,150 224,446 96,613		1,000(4) 1,000(4) 1,000(4)	1,854,470 1,679,343 1,562,707

Daniel A. Rabinovitsj(5) Senior Vice President and General Manager of Networking	2010	165,487		—		1,360,000	862,450	161,608		126,815(6)	2,676,360

Jason Zheng(7) Senior Vice President and General Manager of Asia Pacific	2010	300,236	(8)	—		534,900	771,420	306,241	(8)	—	1,912,797

Richard E. Hegberg(9) Vice President of Worldwide Sales	2010	95,487		100,000	(10)	1,036,000	776,770	64,419		40,000(11)	2,112,676

Gary L. Szilagyi Vice President and General Manager of Consumer Electronics	2010 2009 2008	280,000 238,333 260,000		— 75,000 —		534,900 1,055,520 306,544	1,288,965 — 512,522	277,200 228,529 161,001		1,000(4) 1,000(4) 1,000(4)	2,382,065 1,598,382 1,241,067

(1)	Includes compensation deferred under our 401(k) employee savings plan.
(2)	The value of the option and restricted stock unit awards is based on the fair value of the award as of the grant date calculated in accordance with ASC 718, excluding any estimate of future forfeitures. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 11, 2011, for the assumptions made in determining ASC 718 values. Regardless of the value on the grant date, the actual value that may be recognized by the executive officer will depend on the market value of our common stock on a date in the future when a stock option is exercised or a restricted stock unit vests.

(3)	These amounts reflect bonuses earned pursuant to our bonus plans for each year shown, adopted by our Compensation Committee in the beginning of the applicable year. We pay these bonuses in the year following the year in which they were earned, except that a portion of the bonus earned under the corporate revenue objectives for the Vice President of Worldwide Sales is paid in quarterly installments during the year in which earned, and the remainder is paid in the year following the year in which it is earned.
(4)	These amounts reflect contributions made by us in accordance with the terms of our 401(k) employee savings plan.
(5)	Mr. Rabinovitsj joined Atheros in May 2010.
(6)	This amount consists of a housing allowance of $42,000 and a relocation expense reimbursement of $84,815.
(7)	Dr. Zheng was promoted to Senior Vice President and General Manager of Asia Pacific and became an executive officer in November 2010.
(8)	The amounts set forth herein were originally stated in Yuan and calculated based on the noon buying rate in New York City for cable transfers in Yuan as certified for custom purposes by the Federal Reserve Bank of New York on December 30, 2010, which was ¥6.60 per $1.00.
(9)	Mr. Hegberg joined Atheros in August 2010.
(10)	This amount consists of a hiring bonus.
(11)	This amount consists of relocation expense reimbursement.

Grant of 2010 Plan-Based Awards

The following table sets forth information on incentive plan awards granted to our named executive officers in fiscal year 2010.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards Target (#)(2)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Shares of Stock or Units (#)(3)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)
Craig H. Barratt	2/11/10	—	370,000	370,000	—	—		143,000		34.02	2,206,261
	2/23/10	—	—	—	44,000	—		—		—	1,569,040
Jack R. Lazar	2/11/10	—	139,500	139,500	—	—		50,000		34.02	771,420
	2/23/10	—	—	—	15,000	—		—		—	534,900
Daniel A. Rabinovitsj	5/28/10	—	99,292	99,292	—	40,000	(5)	50,000	(6)	34.00	2,222,450
Jason Zheng	2/11/10	—	174,000	174,000	—	—		50,000		34.02	771,420
	2/23/10	—	—	—	15,000	—		—		—	534,900
Richard E. Hegberg	8/30/10	—	66,841	19,097	—	40,000	(7)	65,000	(8)	25.90	1,812,770
Gary L. Szilagyi	2/11/10	—	168,000	168,000	—	—		50,000		34.02	771,420
	2/23/10	—	—	—	15,000	—		—		—	534,900
	3/10/10	—	—	—	—	—		30,000	(9)	38.04	517,545

(1)	These amounts reflect the threshold, target and maximum awards assigned to our named executive officers under our 2010 bonus plan and also, with respect to Mr. Hegberg, under his additional bonus plan that is based on the achievement of corporate revenue objectives.
(2)	These amounts reflect the threshold, target and maximum restricted stock unit awards granted during 2010 that vest based upon the achievement of certain corporate financial performance goals and subject to the named executive officer’s continued employment with us. In January 2011, the Compensation Committee determined that the performance objectives for the vesting and settlement of these awards were met and, as a result, one-third of the restricted stock units vested on February 8, 2011 and the remaining restricted stock units vest in equal quarterly installments over the following two years.

(3)	Unless otherwise noted, these options become exercisable in 48 equal monthly installments commencing on March 11, 2010.
(4)	The value of the stock option awards and the restricted stock unit awards that vest based on the passage of time is based on the fair value of the award as of the grant date calculated in accordance with ASC 718, excluding any estimate of future forfeitures, and the value of the restricted stock units that vest based on the achievement of performance goals, is based on the probable outcome of the performance conditions. Regardless of the value on the grant date, the actual value that may be recognized by the executive officer will depend on the market value of our common stock on a date in the future when the restricted stock unit vests.
(5)	This award vests as to 25% on May 28, 2011 and the remainder will vest in 12 equal quarterly installments commencing on August 8, 2011.
(6)	This option vests as to 25% on May 28, 2011, and the remainder vests in 36 equal monthly installments commencing on June 28, 2011.
(7)	This award vests as to 25% on August 23, 2011, and the remainder will vest in 12 equal quarterly installments commencing on November 23, 2011.
(8)	This option vests as to 25% on August 30, 2011, and the remainder become exercisable in 36 equal monthly installments commencing on September 30, 2011.
(9)	This option becomes exercisable in 48 equal monthly installments commencing on April 10, 2010.

Narrative to 2010 Summary Compensation Table and Grant of 2010 Plan-Based Awards

See Compensation Discussion and Analysis above for a complete description of the compensation plans pursuant to which the amounts listed under the 2010 Summary Compensation Table and Grants of 2010 Plan Based Awards Table were paid or awarded and the criteria for such payment, including targets for payment of annual incentives, as well as performance criteria on which such payments were based. The Compensation Discussion and Analysis also describes the options and restricted stock units.

Outstanding Equity Awards at 2010 Fiscal Year-End Table

The following sets forth information regarding equity-based awards outstanding as of December 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(10)
Craig H. Barratt	50,000	(2)	—		9.33	1/13/2014	—	—
	150,000	(2)	—		10.03	1/20/2015	—	—
	143,750	(3)	6,250	(3)	24.40	2/01/2014	—	—
	106,250	(4)	43,750	(4)	27.37	2/12/2015	—	—
	29,791	(5)	113,209	(5)	34.02	2/10/2017	—	—
	—		—		—	—	155,461	5,584,159
Jack R. Lazar	26,547	(2)	—		2.25	10/2/2013	—	—
	39,584	(2)	—		14.38	1/18/2011	—	—
	20,000	(3)	2,500	(3)	24.40	2/01/2014	—	—
	27,500	(4)	17,500	(4)	27.37	2/12/2015	—	—
	10,416	(5)	39,584	(5)	34.02	2/10/2017	—	—
	—		—		—	—	58,606	2,105,128
Daniel A. Rabinovitsj	—		50,000	(6)	34.00	5/27/2020	—	—
	—		—		—	—	40,000	1,436,800
Jason Zheng	68,750	(7)	81,250	(7)	13.87	2/15/2019	—	—
	10,416	(5)	39,584	(5)	34.02	2/10/2017	—	—
	—		—		—	—	20,625	740,850
Richard E. Hegberg	—		65,000	(8)	25.90	8/29/2020	—	—
	—		—		—	—	40,000	1,436,800
Gary L. Szilagyi	25,000	(2)	—		14.38	1/17/2016	—	—
	35,937	(3)	1,563	(3)	24.40	2/01/2014	—	—
	29,750	(4)	12,250	(4)	27.37	2/12/2015	—	—
	10,416	(5)	39,584	(5)	34.02	2/10/2017	—	—
	5,625	(9)	24,375	(9)	38.04	3/09/2017	—	—
							54,012	1,940,111

(1)	The exercise base price of all options granted after our initial public offering in February 2004 was equal to the closing price of our common stock on the date of grant as reported on the Nasdaq Stock Market. The exercise base price of all options granted prior to our initial public offering in February 2004 was equal to the fair market value of our common stock on the date of grant as determined by the board of directors.
(2)	The options are fully vested.
(3)	The options become exercisable in 48 equal monthly installments commencing on 3/2/2007.
(4)	The options became exercisable in 48 equal monthly installments commencing on 3/13/2008.
(5)	The options became exercisable in 48 equal monthly installments commencing on 3/11/2010.
(6)	The option vests as to 25% on 5/28/2011, and the remaining shares become exercisable in 36 monthly installments commencing on 6/28/2011.
(7)	The option vests as to 25% on 2/16/2010, and the remaining shares become exercisable in 36 equal monthly installments commencing on 3/16/2010.
(8)	The option vests as to 25% on 8/30/2011, and the remaining shares become exercisable in 36 monthly installments commencing on 9/30/2011.
(9)	The options became exercisable in 48 equal monthly installments commencing on 4/10/2010.
(10)	Market value is equal to the closing price of our common stock on 12/31/2010 ($35.92) multiplied by the number of outstanding restricted stock units.

2010 Option Exercises and Stock Vested Table

The following table sets forth the dollar amounts realized pursuant to the exercise or vesting of equity-based awards during fiscal year 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Craig H. Barratt	250,000	5,350,537	97,498	3,097,040
Jack R. Lazar	69,064	1,167,360	38,166	1,212,457
Daniel A. Rabinovitsj	—	—	—	—
Jason Zheng	—	—	4,375	146,944
Richard E. Hegberg	—	—	—	—
Gary L. Szilagyi	—	—	33,840	1,073,979

(1)	All shares acquired on exercise of option awards were sold upon exercise, and the value is the difference between the sale price of the underlying shares and the option exercise price, multiplied by the number of shares exercised and sold.
(2)	The value is the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

Pension Benefits

None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. The Compensation Committee, which will be comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to adopt qualified or non-qualified defined benefit plans if the Compensation Committee determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The Compensation Committee, which will be comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Potential Payments Upon Termination or Change of Control

The following table sets forth potential payments payable to our current named executive officers upon termination of employment or a change in control. Our Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming a change of control on, and/or termination of their employment on, December 31, 2010:

Name	Benefit	Termination Without Cause; No Change of Control ($)(1)		Termination Without Cause with Change of Control ($)(2)
Craig H. Barratt	Salary	370,000		555,000
	Bonus	—		370,000
	Equity acceleration(3)	3,874,495	(4)	6,245,319	(4)
	Benefits continuation	21,326		31,989

	Total value	4,265,821		7,202,308

Jack R. Lazar	Salary	155,000		310,000
	Bonus	—		279,000
	Equity acceleration(3)	—		2,358,762	(4)
	Benefits continuation	10,663		21,326

	Total value	165,663		2,969,088

Daniel A. Rabinovitsj	Salary	140,000		280,000
	Bonus	—		168,000
	Equity acceleration(3)	—		1,532,800	(4)
	Benefits continuation	10,663		21,326

	Total value	150,663		2,002,126

Jason Zheng
	Salary	145,000		290,000
	Bonus	—		174,000
	Equity acceleration(3)	—		2,607,622	(4)
	Benefits continuation	11,202		22,404

	Total Value	156,202		3,094,026

Richard E. Hegberg	Salary	140,000		280,000
	Bonus	—		49,000
	Equity acceleration(3)	—		2,088,100	(4)
	Benefits continuation	10,663		21,326

	Total Value	150,663		2,438,426

Gary L. Szilagyi	Salary	140,000		280,000
	Bonus	—		168,000
	Equity acceleration(3)	—		2,138,064	(4)
	Benefits continuation	10,663		21,326

	Total value	150,663		2,607,390

(1)	Payable in the event of termination without cause prior to a change in control or more than 12 months following a change in control. With respect to Dr. Barratt, these amounts are also payable in the event he terminates his employment for good reason within this time period and are also payable in the event of his death or permanent disability.
(2)	Payable in the event of termination without cause, or if the executive officer terminates his employment for good reason, within 12 months following a change in control.
(3)	Represents the aggregate value of the accelerated vesting of the executive officer’s unvested stock options and restricted stock units. This value was calculated for the options by multiplying (i) the difference between the fair market value of our common stock on December 31, 2010 ($35.92) and the applicable exercise price, by (ii) the assumed number of option shares vesting on an accelerated basis on December 31, 2010. This value was calculated for the restricted stock units by multiplying the fair market value of our common stock on December 31, 2010 ($35.92) by the assumed number of restricted stock shares vesting on an accelerated basis on December 31, 2010.
(4)	Dr. Barratt will have until the earlier of two years following his termination date or the expiration date of the options in which to exercise these stock options. The other executive officers will have until the earlier of one year following their termination date or the expiration date of the options in which to exercise these stock options.

DIRECTORS’ COMPENSATION

The following tables set forth the compensation amounts paid to each non-employee director for their service during the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	All Other Compensation		Total ($)
John L. Hennessy(4)	21,667	126,019	—		147,686
Daniel A. Artusi	30,934	126,019	—		156,953
Christine King	32,500	126,019	—		158,519
Charles E. Harris	17,292	126,019	753,493	(5)	896,804
Teresa H. Meng	26,774	126,019	—		152,793
Marshall L. Mohr	35,000	126,019	—		161,019
Andrew S. Rappaport	32,500	126,019	—		158,519
Willy C. Shih	30,000	126,019	—		156,019

(1)	Directors’ fees are paid in January of the year following the year in which earned.
(2)	In 2010, each of our non-employee directors received a stock option to purchase 7,500 shares with an exercise price of $33.12 per share. The value of the option awards is based on the fair value of the award as of the grant date calculated in accordance with Accounting Standards Codification 718, Stock Compensation (ASC 718), excluding any estimate of future forfeitures. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 11, 2011, for the assumptions made in determining ASC 718 values. Regardless of the value on the grant date, the actual value that may be recognized by the directors will depend on the market value of our common stock on a date in the future when a stock option is exercised.
(3)	The table below sets forth the aggregate number of option awards held by our non-employee directors as of December 31, 2010.

Name	Option Awards
John L. Hennessy	47,500
Daniel A. Artusi	52,500
Christine King	36,250
Charles E. Harris	38,725
Teresa H. Meng	175,000
Marshall L. Mohr	52,500
Andrew S. Rappaport	52,500
Willy C. Shih	67,500

(4)	John Hennessy retired from the Board in September 2010.
(5)	Includes the following payments made to Mr. Harris in 2010 pursuant to his employment agreement with us: (1) $15,000 in salary, (2) $114,702 pursuant to the Intellon Corporation annual cash incentive plan for performance in the second half of 2009, (3) $579,278 in severance payments to which Mr. Harris would otherwise have been entitled from Intellon Corporation, (4) $29,118 in vacation benefits payments to which Mr. Harris would otherwise have been entitled from Intellon Corporation and (5) $15,395 in medical benefits payments. A description of the terms of Mr. Harris’ employment agreement with us are set forth below under “Narrative of Director Compensation”.

Narrative of Director Compensation

Under our cash compensation plan for our independent directors, we pay each independent director an annual retainer of $25,000. In addition, each committee member receives an annual retainer of $2,500, except that members of the Audit Committee receive an annual retainer of $5,000. We also pay each committee chair an additional annual retainer of $2,500, except that we pay our Audit Committee Chair an additional annual retainer of $5,000. These annual retainers are payable on a pro rata basis for the portion of the year on which a director serves on our Board or a committee. We also reimburse all of our directors for reasonable expenses in connection with attendance at board and committee meetings. In 2010, our independent directors received these annual retainers as applicable to each such independent director.

Our independent directors also receive nondiscretionary, automatic grants of nonstatutory stock options under our 2004 Plan. Under our 2004 Plan, an independent director will be automatically granted an initial option to purchase 37,500 shares upon first becoming a member of our Board. The initial option vests and becomes exercisable over four years, with the first 25% of the shares subject to the initial option vesting on the first anniversary of the date of grant and the remainder vesting ratably over the following 36 months. In addition, immediately after each of our regularly scheduled annual meetings of stockholders, each independent director is automatically granted a nonstatutory option to purchase 7,500 shares of our common stock, provided the director has served on our Board for at least six months. Each annual option granted to independent directors who are first elected to our Board on or after November 1, 2003 vests and becomes exercisable ratably over 48 months and to the other outside directors vests and becomes exercisable ratably over 12 months. The options granted to independent directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, and will become fully vested if we are subject to a change of control. Pursuant to these automatic grant provisions, in 2010, we granted to each of Dr. Hennessy, who retired from the Board in September 2010, Mr. Artusi, Ms. King, Dr. Meng, Mr. Mohr, Mr. Rappaport, and Dr. Shih an annual option to purchase 7,500 shares.

In April 2010, our Board approved the payment of $25,000 per year to Mr. Harris for his services as a member of our Board, commencing on April 22, 2010. This annual payment is in lieu of receiving the annual retainers paid to independent directors and is payable at the same time and in the same manner as the fees paid to the independent directors. In addition, effective in May 2010, our Board granted to Mr. Harris an option to purchase 7,500 shares of our common stock, for his services as a director, in lieu of the automatic option grant under our 2004 Plan. This option vests ratably over 48 months and has a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant. Mr. Harris is not eligible to receive the cash compensation for independent directors or the automatic option grants under the 2004 Plan, which are described above.

Directors also are eligible to receive and have received discretionary grants of nonstatutory stock options under our 2004 Plan. The exercise price of stock options granted to directors is equal to 100% of the fair market value of the underlying shares, as determined pursuant to the 2004 Plan on the date of grant.

With respect to Mr. Harris, who joined our Board in January 2010, we entered into an employment agreement with Mr. Harris, who is the former Chairman of the Board and Chief Executive Officer of Intellon Corporation, on December 14, 2009 in connection with our acquisition of Intellon on December 15, 2009. This employment agreement amended Mr. Harris’ former employment agreement with Intellon to reflect the terms of Mr. Harris’ engagement with us following the consummation of the acquisition. Pursuant to this employment agreement, Mr. Harris agreed to provide thirty hours per month of transition assistance services to us on an as-needed basis, for a period of up to four months following the consummation of the acquisition. During the term of his services under this employment agreement, Mr. Harris received $5,000 per month and the use of appropriate office space and support services. We also reimbursed him for all proper expenses incurred in the performance of such services.

Under this employment agreement, effective immediately upon the consummation of the acquisition, Mr. Harris became entitled to receive the same severance benefits he would have otherwise received under his former employment agreement with Intellon upon a change in control and subsequent termination of employment without cause. These severance benefits are as follows: (1) a cash payment equal to 150% of the aggregate of his base salary for the year of termination plus 150% of his annual incentive bonus for the year prior to the year of termination, payable over an 18-month period; (2) continued company-paid medical benefits for 18 months; and (3) full vesting of Mr. Harris’ outstanding equity awards.

In accordance with these provisions, immediately upon the consummation of the acquisition, all of Mr. Harris’ outstanding Intellon equity awards vested in full on December 15, 2009. Pursuant to the terms of the merger agreement with Intellon, we assumed Mr. Harris’ outstanding Intellon restricted stock units and options, and Mr. Harris received on December 15, 2009, (1) restricted stock units for 27,539 shares of our common stock, (2) options to purchase 20,563 shares of our common stock at an exercise price of $38.30, and (3) options to purchase 31,225 shares of our common stock at an exercise price of $8.41 per share, all of which were fully vested on the date the equity awards were assumed. As Mr. Harris was deemed terminated in connection with the acquisition for purposes of receiving severance payments, and based on his annual base salary at Intellon of $360,500 and incentive bonus of $218,770, Mr. Harris became entitled to a cash payment of $868,905 from us, payable in equal installments twice per month over 18 months from December 15, 2009, and we will continue Mr. Harris’ company-paid medical benefits for 18 months after December 15, 2009. In addition, under the terms of Mr. Harris’ employment agreement with Intellon and pursuant to the merger agreement with Intellon, Mr. Harris received a payment in 2010 of $114,702, in accordance with Intellon’s annual cash incentive plan for performance in the second half of 2009.

REPORT OF THE COMPENSATION COMMITTEE

The following report of the Compensation Committee does not constitute solicitation material, and shall not be deemed filed or incorporated by reference into any other filing by Atheros under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Atheros’ management. Based on this review and these discussions, the Compensation Committee recommended to our Board of Atheros that the Compensation Discussion and Analysis be included in Atheros’ annual report on Form 10-K.

Respectfully submitted on April 26, 2011, by the members of the Compensation Committee of the Board:

Andrew S. Rappaport

Christine King

Willy C. Shih

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Rappaport, Ms. King and Dr. Shih currently serve as members of our Compensation Committee, and Dr. John Hennessy, a former Board member, served on the Compensation Committee until August 2010. None of the members of our Compensation Committee at any time has been one of our officers or employees. There are no familial relationships among any of our directors or officers. No interlocking relationship exists between our Board or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 20, 2011, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) each of our named executive officers listed in the 2010 Summary Compensation Table, (3) each of our directors and nominees and (4) all our directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o Atheros Communications, Inc., 1700 Technology Drive, San Jose, CA 95110.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The percentage of common stock beneficially owned is based on 73,814,936 shares outstanding as of April 20, 2011. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after April 20, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
T. Rowe Price Associates, Inc. (1)	6,121,040	8.29%
Entities affiliated with FMR LLC (2)	4,714,264	6.39%

Directors and Named Executive Officers:
Craig H. Barratt (3)	687,931	*
Jack R. Lazar (4)	167,467	*
Daniel A. Rabinovitsj(5)	24,907	*
Jason Zheng(6)	242,441	*
Richard E. Hegberg(7)	844	*
Gary L. Szilagyi (8)	93,402	*
Daniel A. Artusi (9)	32,187	*
Charles E. Harris(10)	68,035	*
Christine King(11)	25,012	*
Teresa H. Meng (12)	245,000	*
Marshall L. Mohr (13)	55,250	*
Andrew S. Rappaport (14)	52,994	*
Willy C. Shih (15)	57,750	*
All directors and executive officers as a group (16 persons)(16)	2,032,172	2.70%

*	Amount represents less than 1% of our common stock.
(1)	According to a Schedule 13G filed on February 9, 2011 by T. Rowe Price Associates, Inc. has sole voting power over 1,208,990 shares and sole dispositive power over 6,121,040 shares. T. Rowe Price’s address is 100 E. Pratt Street, Baltimore, Maryland 21202.
(2)	According to an Amendment to Schedule 13G filed on March 10, 2011 by FMR LLC, FMR LLC through its subsidiaries has sole power to dispose of 4,714,264 shares. Fidelity Management & Research Company (Fidelity), a wholly owned subsidiary of FMR LLC, is the beneficial owner of 4,714,264 shares as a result of acting as investment adviser to various investment companies. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 4,714,264 shares owned by the Fidelity Funds. Neither FMR LLC nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Fund’s Board of Trustees. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC and they may be deemed to form a controlling group with respect to FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(3)	Includes 136,453 shares held by the Barratt-Oakley Trust. Also includes 522,666 shares subject to options that are exercisable as of June 19, 2011 and 24,312 shares subject to restricted stock units that will vest prior to June 19, 2011. Also includes 4,500 shares held by Dr. Barratt’s brother-in-law as the trustee of two trusts for the benefit of Dr. Barratt’s children.
(4)	Includes 100,713 shares subject to options that are exercisable as of June 19, 2011and 10,625 shares subject to restricted stock units that will vest prior to June 19, 2011.
(5)	Represents 12,500 shares subject to options that are exercisable as of June 19, 2011 and 12,407 shares subject to restricted stock units that will vest prior to June 19, 2011.
(6)	Includes 65,867 shares held in trust by the J Zheng & Y Li Revocable Trust. Also includes 8,426 shares held by his child, but Mr. Zheng disclaims beneficial ownership. Includes 104,166 shares subject to options that are exercisable as of June 19, 2011 and 4,563 shares subject to restricted stock units that will vest prior to June 19, 2011.
(7)	Represents 844 shares subject to restricted stock units that will vest prior to June 19, 2011.
(8)	Includes 48,541 shares subject to options that are exercisable as of June 19, 2011and 7,200 shares subject to restricted stock units that will vest prior to June 19, 2011.
(9)	Represents shares subject to options that are exercisable as of June 19, 2011.
(10)	Includes 33,100 shares subject to options that are exercisable as of June 19, 2011.
(11)	Includes 19,062 shares subject to options that are exercisable as of June 19, 2011.
(12)	Includes 70,000 shares held by the Teresa H. Meng Trust. Also includes 175,000 shares subject to options that are exercisable as of June 19, 2011.
(13)	Includes 2,000 shares held for the benefit of Mr. Mohr’s sons under the Uniform Transfers to Minors Act. Also includes 41,250 shares subject to options that are exercisable as of June 19, 2011.
(14)	Includes 494 shares held by entities affiliated with August Capital II, L.P. Mr. Rappaport is a member of August Capital Management II, LLC, the general partner of August Capital II, L.P. Mr. Rappaport shares equal voting and dispositive power over these shares with the other members of August Capital Management II, LLC. Mr. Rappaport disclaims beneficial ownership of the securities held by August Capital II, L.P. and its affiliates, except to the extent of his pecuniary interest therein. Also includes 52,500 shares subject to options that are exercisable as of June 19, 2011.
(15)	Includes 56,250 shares subject to options that are exercisable as of June 19, 2011.
(16)	Includes 1,488,523 shares subject to options that are exercisable as of June 19, 2011 and 67,837 shares subject to restricted stock units that will vest prior to June 19, 2011.

Equity Compensation Plan Information

The following chart sets forth certain information as of December 31, 2010, with respect to our equity compensation plans, specifically our 1998 Stock Incentive Plan (1998 Plan), 2004 Stock Incentive Plan (2004 Plan), 2004 Employee Stock Purchase Plan (ESPP), 2009 Inducement Grant Incentive Plan, and certain options previously granted by Intellon Corporation and Attansic Technology Corporation and assumed by us in connection with the acquisition of Intellon and Attansic, respectively. Each of the 1998 Plan, the 2004 Plan and the ESPP has been approved by our stockholders.

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

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Except for the indemnification arrangements described above and the director and executive compensation arrangements discussed in this report under Item 11, Executive Compensation, since January 1, 2010, we have not been a party to any transactions in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Policies and Procedures for Approving Related Party Transactions

Our Board has approved a Related Person Transaction Policy that provides for approval by our Audit Committee of transactions with Atheros valued at more than $120,000 in which any director, officer, 5% or greater stockholder or certain related persons or entities has a direct or indirect material interest.

Director Independence

The information required to be disclosed under this Item 13 with respect to director independence is set forth above under Item 10 “Directors, Executive Officers and Corporate Governance – Board of Directors and Committee Information” and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has audited our consolidated financial statements beginning with the calendar year 2009. The aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP for the years ended December 31, 2010 and 2009, were as follows:

Services Provided	2010	2009
Audit	$1,012,900	$943,000
Audit-Related	200,000	33,000
Tax	15,594	125,000
All Other	—	—

Total	$1,228,494	$1,101,000

Audit fees for the years ended December 31, 2010 and 2009 were for the audit of our annual consolidated financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q, the issuance of consents and review of our annual report on Form 10-K and other documents filed with the Securities and Exchange Commission, and our independent registered public accounting firm’s audit of the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

Audit-Related fees for the year ended December 31, 2010 include fees related to services performed in connection with an acquisition and our pending acquisition by Qualcomm Incorporated. Audit-related fees for the year ended December 31, 2009 include fees related to the services performed in connection with an acquisition.

Tax fees for the years ended December 31, 2010 and 2009 include fees related to tax planning for foreign subsidiaries.

There were no All Other fees incurred for the years ended December 31, 2010 and 2009, respectively.

Audit Committee Pre-Approval Policies and Procedures

It is our policy that all audit and non-audit services to be performed by PricewaterhouseCoopers LLP be approved in advance by the Audit Committee.

During the approval process, the audit committee considers the impact of the types of services and the related fees on the independence of the registered public accounting firm. The services and fees must be deemed compatible with the maintenance of such accounting firm’s independence, including compliance with SEC rules and regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: April 29, 2011	ATHEROS COMMUNICATIONS, INC.

	By:	/s/ Jack R. Lazar
Jack R. Lazar
Chief Financial Officer and
Senior Vice President of Corporate Development

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ WILLY C. SHIH* Willy C. Shih	Chairman of the Board	April 29, 2011

/S/ CRAIG H. BARRATT Craig H. Barratt	President and Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2011

/S/ JACK R. LAZAR Jack R. Lazar	Senior Vice President of Corporate Development, Chief Financial Officer and Secretary (Principal Financial Officer)	April 29, 2011

/S/ DAVID D. TORRE David D. Torre	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 29, 2011

/S/ DANIEL A. ARTUSI* Daniel A. Artusi	Director	April 29, 2011

/S/ CHARLES E. HARRIS* Charles E. Harris	Director	April 29, 2011

/S/ CHRISTINE KING* Christine King	Director	April 29, 2011

/S/ TERESA H. MENG* Teresa H. Meng	Director	April 29, 2011

/S/ MARSHALL L. MOHR* Marshall L. Mohr	Director	April 29, 2011

/S/ ANDREW S. RAPPAPORT* Andrew S. Rappaport	Director	April 29, 2011

*	By: /S/ JACK R. LAZAR
Attorney-in-Fact

Exhibit Index

Exhibit Number	Description

31.3	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).