Form 10-Q
period 2011-03-31
ATHEROS COMMUNICATIONS INC
filed 2011-04-29
CIK 1140486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, 73,835,193 shares of Common Stock, par value $0.0005, were issued and outstanding.

ATHEROS COMMUNICATIONS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$153,461	$130,721
Short-term marketable securities	403,038	385,080
Accounts receivable, net	108,036	103,145
Inventory	95,536	95,736
Prepaid expenses, deferred income taxes and other current assets	23,512	20,088

Total current assets	783,583	734,770
Property and equipment, net	21,084	22,103
Long-term investments	12,677	12,835
Goodwill	221,961	221,961
Acquired intangible assets, net	143,643	153,370
Deferred income taxes and other assets	9,705	9,805

Total assets	$1,192,653	$1,154,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,412	$51,768
Accrued and other current liabilities	109,391	118,465

Total current liabilities	151,803	170,233

Deferred income taxes and other long-term liabilities	90,651	89,852

Commitments and contingencies
Stockholders’ equity:
Common stock	808,390	773,914
Accumulated other comprehensive loss	(135)	(45)
Retained earnings	141,944	120,890

Total stockholders’ equity	950,199	894,759

Total liabilities and stockholders’ equity	$1,192,653	$1,154,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net revenue	$245,349	$214,705
Operating costs and expenses:
Cost of goods sold	127,202	111,315
Research and development	53,554	42,970
Sales and marketing	27,162	20,653
General and administrative	11,678	9,508
Amortization of acquired intangible assets	9,727	9,115
Acquisition-related charges	2,561	466

Total operating costs and expenses	231,884	194,027

Income from operations	13,465	20,678
Interest and other income, net	670	1,341
Change in contingent earn-out liability	7,780	—

Income before income taxes	21,915	22,019
Provision for income taxes	(861)	(2,280)

Net income	$21,054	$19,739

Basic net income per share	$0.29	$0.29

Shares used in computing basic net income per share	73,249	68,791

Diluted net income per share	$0.28	$0.27

Shares used in computing diluted net income per share	76,032	71,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHEROS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,054	$19,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,379	1,787
Stock-based compensation	17,671	13,030
Impairment of long-term investments	87	370
Amortization of acquired intangible assets and other	10,196	11,749
Change in contingent earn-out liability	(7,780)	—
Deferred income taxes	448	1,688
Tax benefit from employee stock-based awards	—	305
Excess tax benefit from employee stock-based awards	—	(286)
Change in assets and liabilities:
Accounts receivable	(4,891)	(11,806)
Inventory	(269)	(12,623)
Prepaid expenses and other assets	(3,710)	(3,269)
Accounts payable	(8,607)	1,187
Accrued and other liabilities	(269)	(3,525)

Net cash provided by operating activities	26,309	18,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,324)	(610)
Purchase of marketable securities	(144,231)	(107,663)
Maturities and sales of marketable securities	126,181	47,383

Net cash used in investing activities	(20,374)	(60,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	16,805	22,809
Excess tax benefits from employee stock-based awards	—	286

Net cash provided by financing activities	16,805	23,095

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,740	(19,449)
CASH AND CASH EQUIVALENTS, Beginning of period	130,721	148,376

CASH AND CASH EQUIVALENTS, End of period	$153,461	$128,927

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

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The December 31, 2010 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company reclassified certain amounts reported in the previous period to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 included in its Annual Report on Form 10-K, as filed on February 11, 2011 with the SEC (the “Annual Report”). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future periods.

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2010 included in the Annual Report.

Product Warranty – Components of the accrual for warranty costs during the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Beginning balance	$3,143	$2,605
Additions related to current period sales	773	2,007
Warranty costs incurred in the current period	(367)	(317)
Adjustments to accruals related to prior period sales	(1,612)	(833)

Ending balance	$1,937	$3,462

Recent Accounting Pronouncements – With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which became effective for fiscal years beginning after December 15,

2010 and for interim periods within those fiscal years. Therefore, the Company adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements on January 1, 2011. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. Therefore, the Company adopted the updated guidance on January 1, 2011, however adoption did not have an impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, and entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Therefore, the Company adopted the updated guidance on January 1, 2011, however adoption did not have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Therefore, the Company adopted the updated guidance on January 1, 2011, however adoption did not have a material impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to business combinations entered into on or after January 1, 2011, and the Company did not enter into any business combinations during the three months ended March 31, 2011.

3. Business Combinations

Opulan Technologies Corporation

On August 31, 2010, the Company acquired 100% of the outstanding shares of Opulan Technologies Corporation (“Opulan”), a privately held Shanghai, China-based fabless semiconductor company that designs and sells broadband access integrated circuits (“ICs”). As a result of this acquisition, the Company has enhanced its technology portfolio to include Opulan’s Passive Optical Networking (“PON”) and broadband multiplexing (“MUX”) solutions to enable platform solutions for its networking customers and further expand its research and development capabilities in Asia.

As part of the consideration transferred at the time of the acquisition of Opulan, the Company may be required to pay up to $24,417,000 in cash to the former shareholders of Opulan as earnout consideration based upon the achievement of specified revenue and employee retention targets over the twelve month period from September 1, 2010 through August 31, 2011. The fair value of the contingent consideration was determined using a probability weighted-average analysis based on specific revenue and employee retention projections at the time of the acquisition in August 2010. As of the acquisition date, the Company determined that the fair value of the contingent consideration was $10,011,000. However, as of March 31, 2011 the Company determined that the fair value of the contingent consideration was $2,231,000 and therefore, the Company reduced its expected contingent obligation by $7,780,000. The Company will continue to assess the probability of achievement of the performance targets at the end of each reporting period, which may further impact the fair value of the contingent consideration. Consistent with the accounting for contingent consideration in a business combination, the change in the fair value is reflected in the Company’s statement of operations.

The results of operations of Opulan have been included in the Company’s consolidated statements of operations since the completion of the Opulan acquisition on August 31, 2010. For the three months ended March 31, 2010 the following table reflects the unaudited pro forma consolidated results of operations had the Opulan acquisition taken place at the beginning of 2010 (in thousands):

March 31, 2010
Net revenue	$218,306
Net income	$15,584

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Opulan to reflect the additional cost of goods sold and amortization that would have been charged assuming the fair value adjustments to inventory and intangible assets had been applied from January 1, 2010, together with the consequential tax effects.

4. Financial Instruments

The following table represents the fair value hierarchy of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$73,918	$73,918	$—	$—
U.S. government debt securities	124,282	15,138	109,144	—
Corporate bonds and notes	253,776	—	253,776	—
Commercial paper	39,476	—	39,476	—
Auction-rate securities and other	3,177	—	—	3,177

Total	$494,629	$89,056	$402,396	$3,177

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$53,321	$53,321	$—	$—
U.S. government debt securities	152,600	—	152,600	—
Corporate bonds and notes	215,136	—	215,136	—
Commercial paper	17,344	—	17,344	—
Auction-rate securities	3,335	—	—	3,335

Total	$441,736	$53,321	$385,080	$3,335

The Company’s Level 1 assets consist of financial instruments for which quoted market prices for identical instruments are available in active markets.

The Company’s Level 2 asset values were based on either the last trade of the security, broker or dealer quotes or the pricing of a similar security.

The Company’s Level 3 assets consist primarily of long-term auction-rate securities representing the Company’s interest in insurance capital notes, issued by special purpose entities sponsored by insurance companies; such securities were rated AAA and AA at the date of purchase. The investment bank that organized the auctions for these securities filed for bankruptcy during the three months ended September 30, 2008, and since such time, no auctions have occurred. The Company will not be able to liquidate any of its remaining auction-rate securities until a buyer is found for these instruments or the securities are redeemed. The Company used a discounted cash flow model to value these investments.

Additionally, the Company has a $9,500,000 cost-based investment, the cost of which approximates fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2011 and 2010 (in thousands):

	Auction Rate Securities Three Months Ended March 31,
	2011	2010
Beginning balance	$3,335	$13,523
Total gains (losses) - realized/unrealized
Included in earnings	(87)	(370)
Included in other comprehensive income	(71)	(765)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	(1,489)
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$3,177	$10,899

Total losses for the period included in earnings relating to assets still held at end of period	$(87)	$(370)

Short-term marketable securities consist of (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$73,918	$—	$—	$73,918
U.S. government debt securities	124,274	68	(60)	124,282
Corporate bonds and notes	253,499	460	(183)	253,776
Commercial paper	39,471	5	—	39,476

Total	491,162	533	(243)	491,452
Less: Amounts included in cash and cash equivalents	(88,412)	(2)	—	(88,414)

	$402,750	$531	$(243)	$403,038

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	$53,321	$—	$—	$53,321
U.S. government debt securities	152,572	100	(72)	152,600
Corporate bonds and notes	214,784	469	(117)	215,136
Commercial paper	17,344	—	—	17,344

Total	438,021	569	(189)	438,401
Less: Amounts included in cash and cash equivalents	(53,321)	—	—	(53,321)

	$384,700	$569	$(189)	$385,080

The contractual maturities of available-for-sale debt securities at March 31, 2011 are presented in the following table (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$79,724	$79,735
Due between one and two years	323,026	323,303

	$402,750	$403,038

5. Inventory

Inventory consists of (in thousands):

	March 31, 2011	December 31, 2010
Finished goods	$45,597	$47,068
Work-in-process	40,526	39,867
Raw materials	9,413	8,801

Total	$95,536	$95,736

6. Goodwill and Acquired Intangible Assets

During the three months ended March 31, 2011, there were no changes to the Company’s goodwill balance.

The carrying amounts of the acquired amortizable intangible assets as of March 31, 2011 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$163,573	$(64,668)	$98,905
Customer relationships	41,767	(10,771)	30,996
Trade name	175	(102)	73
IPR&D	13,669	—	13,669

Total	$219,184	$(75,541)	$143,643

The Company acquired IPR&D of $17,495,000 through its acquisition of Opulan in August 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. At the time of the acquisition, the IPR&D represented the Company’s next generation MUX and PON projects. The MUX project represents the next generation carrier access aggregation device. The next generation PON projects will provide higher throughput over fiber networks. During the fourth quarter of 2010, one of the related PON projects was completed and the Company began amortizing the IPR&D as developed technology when technological feasibility had been established. At March 31, 2011, the remaining PON projects and the MUX project were over 90% complete and the Company expects the projects to be completed during 2011. The estimated remaining costs to complete all projects are not material.

Amortization expense for intangible assets was $9,727,000 and $9,115,000 for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 estimated amortization expense for the remainder of fiscal 2011 and years thereafter are as follows (in thousands, excluding IPR&D from the Opulan acquisition):

Estimated Amortization Expense
2011 (remainder)	$29,006
2012	36,453
2013	34,014
2014	25,700
2015	2,640
Thereafter	2,161

Total	$129,974

The carrying amounts of the acquired intangible assets as of December 31, 2010 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Amount
Developed technology	$163,573	$(56,919)	$106,654
Customer relationships	41,767	(8,836)	32,931
Covenant not-to-compete	1,327	(1,327)	—
Trade name	175	(59)	116
Backlog	2,428	(2,428)	—
IPR&D	13,669	—	13,669

Total	$222,939	$(69,569)	$153,370

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31,	December 31,
	2011	2010
Accrued customer incentives	$48,031	$44,365
Accrued compensation and benefits	24,872	31,774
Acquisition-related contingent consideration	2,231	10,011
Other liabilities	34,257	32,315

Total	$109,391	$118,465

8. Standby Letters of Credit

As of March 31, 2011, the Company had standby letters of credit outstanding totaling $1,349,000 to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit, which are classified in the Company’s balance sheet as other assets.

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

Wi-LAN Inc. v. Acer, Inc. et al. & Wi-LAN Inc. v. Westell Technologies, Inc. et al.

On October 31, 2007, Wi-LAN Inc. filed two complaints against the Company and thirteen of its direct and indirect customers in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN alleges that certain of the Company’s products infringe U.S. patent numbers 5,282,222 and RE37,802. On December 10, 2008, in response to Wi-LAN’s threat to add U.S. Patent number 6,549,759, (“ the ‘759 Patent”), assigned to Wi-LAN, to the current lawsuits, the Company and Broadcom Corporation filed a complaint for declaratory judgment against Wi-LAN Inc. in the U.S. District Court for Northern District of California, requesting that court to declare, among other things, that the ‘759 Patent is invalid, unenforceable and that the Company does not infringe any valid claims of the ‘759 Patent. This declaratory judgment action was combined with the earlier lawsuits in the Eastern District of Texas. All claims and counterclaims were dismissed with prejudice on February 7, 2011.

Wi-LAN Inc. v. Acer, Inc. et al.

On April 7, 2010, Wi-LAN Inc. also filed a complaint against the Company and 27 other defendants in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the complaint, Wi-LAN Inc. alleges that certain of the Company’s products infringe U.S. Patent Number 5,515,369. All claims and counterclaims were dismissed with prejudice on February 28, 2011.

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

MOSAID Technologies Incorporated v. Dell, Inc. et al.

On March 16, 2011, MOSAID Technologies Incorporated filed a complaint against the Company and 32 other entities in the U.S. District Court for the Eastern District of Texas, Marshall Division. In its infringement contentions, MOSAID alleges that certain of the Company’s products infringe U.S. Patent Numbers 5,131,006, 5,151,920, 5,422,887, 5,706,428, 5,563,786 and 6,992,972. MOSAID seeks unspecified damages and other relief. The Company believes that it has meritorious defenses to such allegations and it intends to defend vigorously. While the Company has not yet answered the complaint, it has undertaken a study of the patents.

Azure Networks, LLC and Tri-County Excelsior Foundation v. CSR PLC et al.

On March 22, 2011, Azure Networks LLC and Tri-County Excelsior Foundation filed a complaint against the Company and eight other entities in the U.S. District Court for the Eastern District of Texas, Tyler Division. In its infringement contentions, Azure alleges that certain of the Company’s products infringe U.S. Patent Number 7,756,129. Azure seeks unspecified damages and other relief. While the Company has not yet answered the complaint, it has undertaken a study of the patent.

Indemnifications

Pursuant to its Restated Certificate of Incorporation, the Company has entered into indemnification agreements with its directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has not incurred any material costs in connection with these indemnification agreements through March 31, 2011.

Under the indemnification provisions of the Company’s standard software license agreements and standard terms and conditions of semiconductor sales, the Company agrees, subject to restrictions and after certain conditions are met to defend the customer/licensee against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the customer/licensee. Through March 31, 2011, the Company has received a number of claims from its customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by the Company’s products. The Company has not incurred any material costs in connection with these indemnification claims through March 31, 2011. In addition, certain of the Company’s customers and other third parties have been involved in patent infringement litigation and in April 2009 agreed to settle certain of these claims. The Company has been asked by certain of these customers and other third parties and is likely to be asked by others to indemnify them for all or a portion of the losses they incur in connection with this litigation, including damages, legal expenses and settlement payments. At this time the Company is unable to determine if or when the Company would be required to make any payments under these indemnification obligations or the amount of such payments. However, the amounts of any such payments could be significant.

10. Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 1998 Stock Incentive Plan, 2004 Stock Incentive Plan, 2009 Inducement Grant Incentive Plan and 2004 Employee Stock Purchase Plan (the “ESPP”) are described in the Annual Report.

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
Option Plan Shares	2011	2010
Estimated life (in years)	5.1	5.3
Expected volatility	27.9%	47.1%
Risk-free interest rate	2.0%	2.7%
Expected dividends	—	—
Weighted average grant-date fair value	$12.70	$15.64

During the three months ended March 31, 2011 and 2010 there were no purchases under the ESPP.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of sales	$333	216
Research and development	8,071	6,599
Sales and marketing	6,116	4,067
General and administrative	3,151	2,148

	$17,671	$13,030

Management has estimated expected forfeitures and is recognizing compensation costs only for the stock-based awards expected to vest.

At March 31, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock incentive plans but not yet recognized was approximately $178,543,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis, except for performance-based awards which are amortized on a graded vesting basis, over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures or achievability of established milestones. Future option and restricted stock unit (“RSU”) grants will increase the amount of compensation expense to be recorded in these periods.

Stock Options and Restricted Stock Units Activity

The following is a summary of option activity for the Company’s stock incentive plans for the three months ended March 31, 2011 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	7,526	$22.56
Granted	20	44.38
Exercised	(962)	20.79
Forfeitures and cancellations	(29)	25.07

Outstanding at March 31, 2011	6,555	$22.87	5.88	$142,821

Exercisable at March 31, 2011	3,922	$19.11	4.75	$100,209

As of March 31, 2011, 6,182,000 shares are vested and expected to vest. These shares had a weighted average exercise price of $22.42, a weighted average remaining contractual life of 5.75 years and an aggregate intrinsic value of $137,457,000.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 6,545,000 options that were in-the-money at March 31, 2011. During the three months ended March 31, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $22,849,000 and $27,457,000, respectively, determined as of the date of option exercise. As of March 31, 2011, the Company had 3,835,000 authorized shares available for future issuance under all of its stock incentive plans.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2011 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2011	3,275	$26.61
Granted	2,300	44.70
Vested	(464)	44.66
Forfeited	(34)	32.24

Nonvested stock at March 31, 2011	5,077	$33.12

The Company has granted restricted stock units whereby vesting is contingent upon the Company’s achievement of certain financial targets and service requirements.

The intrinsic value of restricted stock units vested was $20,719,000 and $15,392,000 in the three months ended March 31, 2011 and 2010, respectively. The total intrinsic value of all outstanding restricted stock units was $226,752,000 and $142,788,000 as of March 31, 2011 and 2010, respectively.

11. Income Taxes

As of December 31, 2010, the Company had approximately $44,228,000 of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $510,000 for the three months ended March 31, 2011. Within the next twelve months, the Company could recognize approximately $16,500,000 of existing unrecognized tax benefits as a result of the lapse of statutes of limitation, the impact of which is not expected to be material to the Company’s results of operations.

The Company recorded a tax provision of $861,000 for the three months ended March 31, 2011. The Company’s estimated 2011 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and the benefit of the federal research and development income tax credit.

12. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$21,054	$19,739
Denominator:
Weighted average basic shares outstanding	73,249	68,791
Effect of dilutive securities	2,783	3,022

Weighted average diluted shares outstanding	76,032	71,813

Basic net income per share	$0.29	$0.29

Diluted net income per share	$0.28	$0.27

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts. The common stock equivalents related to options to purchase 683,000 and 1,092,000 shares of the Company’s common stock were excluded from the net income per share calculation in the three months ended March 31, 2011 and 2010, respectively, as their effect would have been antidilutive.

13. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$21,054	$19,739
Other comprehensive income:
Unrealized loss on investments, net of tax	(90)	(1,082)

Total comprehensive income	$20,964	$18,657

14. Segment Information, Operations by Geographic Area and Significant Customers

The Company has one operating segment, the design and marketing of semiconductors for the communications industry. The Company’s Chief Operating Decision Maker is the Chief Executive Officer.

Information regarding net revenue by target market is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Networking	$124,234	$110,306
Consumer	81,612	29,465
Computing	39,503	74,934

Net revenue	$245,349	$214,705

Geographic Information

Net revenue consists of sales to customers in the following countries:

	Three Months Ended March 31,
	2011	2010
China	27%	25%
Hong Kong	25	15
Taiwan	24	30
Japan	11	11
United States	1	5
Other	12	14

Total	100%	100%

Significant Customers

During the three months ended March 31, 2011, Customer A and Customer B accounted for 16% and 10% of the Company’s net revenue, respectively. During the three months ended March 31, 2010, Customer A accounted for 13% of the Company’s net revenue. The Company has major concentrations of sales to a relatively small number of original design manufacturers which sell to a diversified base of end customers.

Customer A accounted for 25% and 23% of the Company’s accounts receivable balance as of March 31, 2011 and December 31, 2010, respectively.

15. Merger Agreement with QUALCOMM Incorporated

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

The Company and QUALCOMM have made customary representations and warranties in the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, but not limited to, (i) the receipt of certain foreign regulatory approvals, (ii) the absence of any order or injunction prohibiting the consummation of the Merger and (iii) truth and correctness of each party’s representations and warranties at closing. Each party is permitted to terminate the Merger Agreement under certain circumstances as set forth in the Merger Agreement.

At the special meeting of stockholders, held on March 18, 2011, the Company’s stockholders approved the Merger. However, the merger remains subject to customary closing conditions, including but not limited to the receipt of foreign regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our anticipated merger with QUALCOMM, our strategic opportunities, the general conditions in the semiconductor industry, our expectations regarding the benefits and features of our products, our competitive position, the markets for our products, our average selling prices, our customer base and concentration, our revenue and sources of revenue, our sales and revenue to customers in Asia, sales by original design manufacturers through to original equipment manufacturers outside Asia, anticipated impact of the natural disaster in Japan, estimated customer incentives, our estimated expenses, amortization of acquired intangible assets, cost of goods sold, projected completion of our passive optical networking, or PON, and broadband multiplexing, or MUX, products, acquisition-related charges, our effective tax rate, our anticipated cash needs, our anticipated capital expenditures and capital requirements, the adequacy of our capital resources, our needs for additional financing, the estimated market risk of our investments and foreign currency exchange risk, our auction-rate securities, our legal proceedings and our disclosure controls and procedures. These statements may be identified by such terms as “anticipate,” “will,” “expect,” “may,” “might,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to complete the proposed merger with QUALCOMM, the factors affecting our quarterly results, our ability to manage our growth, successful integration of recent acquisitions, our ability to sustain or increase profitability, demand for our chipsets, our reliance on third party foundries, the effect of declines in average selling prices for our products, our ability to compete in new and existing markets, acceptance of our new products, general economic conditions, and other risks discussed in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Overview

We are a global leader in innovative technologies for wireless and wired communications products that are used by a broad base of customers, including manufacturers of networking equipment, computing devices and consumer electronics devices. We combine our wireless and wired systems and software expertise with our high-performance radio frequency mixed signal and digital semiconductor design skills to provide highly integrated chipsets that are manufactured on low-cost, standard complementary metal-oxide semiconductor, or CMOS, processes. Our ability to design radios using standard CMOS processes provides us with increased manufacturing flexibility and, we believe, a competitive advantage. Our product portfolio includes solutions for Wireless Local Area Network, or WLAN, Mobile WLAN, Ethernet, Bluetooth, Global Positioning System, or GPS, Powerline Communications, or PLC, PON and MUX.

An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to evaluate additional strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic partnerships and the purchase or sale of assets. The accompanying condensed consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates.

On August 31, 2010, we acquired 100% of the outstanding shares of Opulan Technologies Corporation, or Opulan, a privately held Shanghai, China-based fabless semiconductor company that designs and sells integrated circuits for broadband access solutions. As a result of this acquisition, we have enhanced our technology portfolio by adding Opulan’s PON and MUX solutions while expanding our research and development capabilities in Asia. Opulan’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 31, 2010. The accompanying condensed consolidated financial statements include the results of operations of Opulan commencing on its acquisition date. See Note 3 of Notes to Condensed Consolidated Financial Statements for information related to the Opulan acquisition.

On January 5, 2011, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, QUALCOMM Incorporated, a Delaware corporation, or QUALCOMM, and T Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QUALCOMM, or Sub, pursuant to which Sub will merge with and into Atheros, with Atheros continuing as the surviving corporation and a wholly owned subsidiary of QUALCOMM. At the Effective Time of the Merger each share of our common stock, $0.0005 par value per share, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive $45.00 in cash, without interest. See Note 15 of Notes to Condensed Consolidated Financial Statements for information related to this acquisition. At the special meeting of stockholders, held on March 18, 2011, our stockholders approved the Merger. However, the Merger remains subject to customary closing conditions, including but not limited to the receipt of foreign regulatory approvals.

The semiconductor industry in which we operate is highly cyclical and has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. The industry experienced a significant downturn during the recent global recession. These downturns are frequently characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in the revenue and results of our operations as evidenced by the 29% and 11% sequential decreases in our revenue during the fourth quarter of 2008 and the first quarter of 2009, respectively. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our profitability. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or communications markets to fully recover from downturns could negatively impact the revenue, business, financial condition and our results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which have and may affect our ability to ship sufficient products to meet our customers’ purchase requests. In addition, because many of our suppliers are located in regions where weather and earthquake-related risks are significant, natural disasters, such as the recent earthquake in Japan, could negatively affect our ability to deliver finished goods to our customers. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price. Although we experienced sequential revenue growth during each of the six preceding quarters ended September 30, 2010 and in the first quarter of 2011, revenue in the fourth quarter of 2010 decreased as compared to the third quarter of 2010 and we may experience future revenue declines.

Revenue. Our revenue is derived primarily from the sale of wired and wireless communication chipsets. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Original equipment manufacturers, or OEMs, utilize our chipsets in developing their wireless and wired system solutions such as access points, routers, switches, personal computers, handsets, e-book readers, hand-held and console video game devices, televisions, set-top boxes, powerline adapters and personal navigation devices, or PNDs. Some OEMs purchase chipsets directly from us and manufacture their products. Other OEMs utilize original design manufacturers, or ODMs, to design and build subsystem products that the OEM then purchases from the ODM and incorporates into the OEM’s system solution. Accordingly, we ship our products either directly to the OEM or to the ODM based on the requirements of each OEM. Purchase orders are received from an OEM or an ODM and we generally recognize revenue based on the shipment of chipsets to this customer. A single ODM usually provides our chipsets to numerous OEMs. However, we attempt to maintain a close relationship with the target OEM to monitor end-market demand. Due to the use of ODMs, our direct customer base is relatively concentrated, although we believe that the number of total OEMs who purchase our chipsets through ODMs is broader. We anticipate that we may continue to experience changes in our ODM customer base as our end customers change ODMs for a variety of reasons while still using our chipsets.

We provide customer incentives to some of our direct and indirect customers. These obligations are estimated and recorded as a reduction of revenue when we ship product to the customers based on approved quotes provided to the customer. Estimating incentive amounts requires that we make judgments regarding the amount of committed incentives that will be submitted by our customers and paid by us. These estimates are adjusted on a quarterly basis to reflect actual sales data submitted by customers. These adjustments may have the effect of significantly increasing or decreasing net revenue in particular periods.

During the three months ended March 31, 2011, Customer A and Customer B accounted for 16% and 10% of our net revenue, respectively. During the three months ended March 31, 2010, Customer A accounted for 13% of our net revenue. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

Substantially all of our sales are to customers outside the United States and Canada. Sales to customers in Asia accounted for 88% and 83% of net revenue in the three months ended March 31, 2011 and 2010, respectively. Because many of our ODM customers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers are then sold through to OEMs outside of Asia. All of our sales are denominated in United States dollars.

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

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to acquired identified intangible assets, which are amortized on a straight-line basis over the estimated economic lives of three to five years for purchased technology, two to seven years for customer relationships and one year for trade names.

Acquisition-Related Charges. Acquisition-related charges include expenses incurred in connection with our merger and acquisition activities including severance costs related to employees terminated post acquisition and legal and filing fees.

Interest and Other Income, net. Interest and other income consists of interest earned on cash and cash equivalents and investment balances and realized gains or losses from the sale of marketable securities, as well as realized gains, net of other-than temporary impairment, or OTTI, charges on our long-term investments.

Change in Contingent Earn-out Liability. Change in contingent earn-out liability consists of a gain resulting from remeasuring our contingent consideration liability related to the acquisition of Opulan in August 2010. As part of our acquisition of Opulan, we may be required to pay cash to the former shareholders of Opulan as earnout consideration based upon the achievement of specified revenue and employee retention targets over the twelve month period from September 1, 2010 through August 31, 2011. The fair value of the contingent consideration was determined using a probability weighted-average analysis based on specific revenue and employee retention projections at the time of the acquisition in August 2010. We will continue to assess the probability of achievement of the performance targets at the end of each reporting period, which may further impact the fair value of the contingent consideration. Consistent with the accounting for contingent consideration in a business combination, the change in the fair value is reflected in our statement of operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on February 11, 2011 with the SEC, or the Annual Report, and there have been no material changes.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended
	March 31,
	2011	2010
Consolidated Statements of Operations Data:
Net revenue	100%	100%
Operating costs and expenses:
Cost of goods sold	52	52
Research and development	22	20
Sales and marketing	11	10
General and administrative	4	4
Amortization of acquired intangible assets	4	4
Acquisition-related charges	1	—

Total operating costs and expenses	94	90

Income from operations	6	10
Interest and other income, net	—	—
Change in contingent earn-out liability	3	—
Provision for income taxes	—	(1)

Net income	9%	9%

Comparison of Three Months Ended March 31, 2011 and 2010

(tables presented in thousands, except percentage amounts)

Net Revenue

	Three Months Ended
	March 31,
	2011	2010	% Change
Networking	$124,234	$110,306	13%
Consumer	81,612	29,465	177%
Computing	39,503	74,934	(47)%

Net revenue	$245,349	$214,705	14%

The increase in revenue in our Networking channel during the three months ended March 31, 2011 compared with the three months ended March 31, 2010 resulted primarily from increased demand for our 802.11n wireless networking products, due to the further adoption of these products with our retail, enterprise and carrier customers, and increased demand for our Ethernet and PLC products, as well as sales of our PON and MUX solutions introduced through our acquisition of Opulan in August 2010. These increases were partially offset by decreased demand for our 802.11g and 802.11ag products and a decline in average selling prices for our 802.11n wireless networking products during the three months ended March 31, 2011 as compared with 2010.

The increase in revenue in our Consumer channel during the three months ended March 31, 2011 compared with the three months ended March 31, 2010 resulted from increased shipments of our 802.11g and 802.11n wireless networking products in e-book readers, mobile phone devices and televisions.

The decrease in revenue in our Computing channel during the three months ended March 31, 2011 compared with the three months ended March 31, 2010 resulted primarily from decreased demand for our 802.11n, 802.11g and 802.11ag wireless networking products and our Ethernet solutions. In addition, we experienced increased competition during the last six months of 2010 and the first 3 months of 2011 which adversely affected our revenue. Also, our 802.11n and Ethernet chipsets experienced decreases in average selling prices during the three months ended March 31, 2011 as compared with 2010.

We expect revenue in the second quarter of 2011 to increase compared with the first quarter of 2011 based on increased product demand in each of our channels. However, overall revenue and anticipated channel or product mix may differ from our current expectations.

Cost of Goods Sold

	Three Months Ended
	March 31,
	2011	2010	% Change
Cost of goods sold	$127,202	$111,315	14%
% of net revenue	52%	52%

Costs of goods sold as a percentage of revenue remained relatively flat during the three months ended March 31, 2011 compared with the three months ended March 31, 2010, primarily due to a shift in product mix toward lower margin products, offset by declines in product costs related to supply chain efficiencies. We expect our cost of goods sold as a percentage of revenue to decrease in the second quarter of 2011 compared with the first quarter of 2011.

Research and Development

	Three Months Ended
	March 31,
	2011	2010	% Change
Research and development	$53,554	$42,970	25%
% of net revenue	22%	20%

The increase in research and development expenses of $10.6 million during the three months ended March 31, 2011 compared with the three months ended March 31, 2010, was primarily due to additional compensation-related costs of $8.1 million, partly attributable to a 34% increase in the number of employees engaged in research and development activities, due in part to our Opulan acquisition in August 2010. Of the increase in compensation related costs, $1.5 million was due to an increase in stock-based compensation. We anticipate that research and development expenses will increase in the second quarter of 2011 compared with the first quarter of 2011.

Sales and Marketing

	Three Months Ended
	March 31,
	2011	2010	% Change
Sales and marketing	$27,162	$20,653	32%
% of net revenue	11%	10%

The increase in sales and marketing expenses of $6.5 million during the three months ended March 31, 2010 compared with the three months ended March 31, 2010, was primarily due to additional compensation-related costs of $5.6 million, partly attributable to a 40% increase in the number of employees engaged in sales and marketing activities we hired to support our growth. Of the increase in compensation-related costs, $2.0 million was due to stock-based compensation. We anticipate that sales and marketing expenses will increase in the second quarter of 2011 compared with the first quarter of 2011.

General and Administrative

	Three Months Ended
	March 31,
	2011	2010	% Change
General and administrative	$11,678	$9,508	23%
% of net revenue	4%	4%

General and administrative expenses increased $2.2 million during the three months ended March 31, 2010 compared with the three months ended March 31, 2010, primarily due to increased professional fees consisting primarily of increased legal fees of $1.3 million and additional compensation-related costs of $1.0 million. We expect that general and administrative expenses will increase in the second quarter of 2011 compared with the first quarter of 2011.

Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,
	2011	2010	% Change
Amortization of acquired
intangible assets	$9,727	$9,115	7%
% of net revenue	4%	4%

Amortization of acquired intangible assets increased by $612,000 during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to amortization of additional intangible assets acquired as a result of our Opulan acquisition in August 2010, partially offset by certain intangible assets related to prior acquisitions that became fully amortized during 2010. We amortize acquisition-related identified intangibles on a straight-line basis over their estimated economic lives of three to five years for purchased technology, two to seven years for customer relationships, and one year for trade names. We expect that amortization of our acquired intangible assets will remain flat in the second quarter of 2011 compared to the first quarter of 2011.

We acquired IPR&D of $17.5 million through our acquisition of Opulan in August 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. The amounts allocated to IPR&D will not be expensed until completion of the related projects, as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. At the time of the acquisition, the IPR&D represented our next generation MUX and PON projects. The MUX project represents the next generation carrier access aggregation device. The next generation PON projects will provide higher throughput over fiber networks. During the fourth quarter of 2010, one of the related PON projects was completed and we began amortizing the IPR&D as developed technology when technological feasibility had been established. At March 31, 2011, the remaining PON projects and the MUX project were over 90% complete and we expect the projects to be completed during 2011. The estimated remaining costs to complete all projects are not material.

Acquisition-Related Charges

We recognized a total of $2.6 million of acquisition-related charges during the three months ended March 31, 2011 in connection with our acquisitions, consisting primarily of legal costs and professional fees in connection with the pending acquisition of Atheros by QUALCOMM. We recognized a total of $466,000 of acquisition-related charges during the three months ended March 31, 2010 in connection with our acquisition of Intellon Corporation, or Intellon, in December 2009, consisting primarily of legal and severance costs related to employees of Intellon terminated post acquisition. We expect acquisition-related charges to increase in the second quarter of 2011 as compared to the first quarter of 2011 due to the expected closing of our acquisition by QUALCOMM.

Interest and Other Income, Net

	Three Months Ended
	March 31,
	2011	2010	% Change
Interest and other income, net	$670	$1,341	(50)%
% of net revenue	—%	—%

During the three months ended March 31, 2011, interest and other income decreased 50% compared with the three months ended March 31, 2010 due primarily to lower interest rates on our cash, cash equivalents, marketable securities and long-term investments. These decreases were partially offset by a 25% increase in our ending cash, cash equivalents and marketable securities balances as of March 31, 2011 compared to March 31, 2010, due primarily from cash flow from operations and the exercise of employee stock options, partly offset by net cash paid for the Opulan acquisition as well as expenditures for property and equipment.

Change in Contingent Earn-out Liability

Change in contingent earn-out liability consists of a gain resulting from remeasuring our contingent consideration liability related the acquisition of Opulan in August 2010. As part of our acquisition of Opulan, we may be required to pay up to $24.4 million in cash to the former shareholders of Opulan as earnout consideration based upon the achievement of specified revenue and employee retention targets over the twelve month period from September 1, 2010 through August 31, 2011. The fair value of the contingent consideration was determined using a probability weighted-average analysis based on specific revenue and employee retention projections at the time of the acquisition in August 2010. As of the acquisition date, we determined that the fair value of the contingent consideration was $10.0 million. However, as of March 31, 2011, we determined that the fair value of the contingent consideration was $2.2 million and therefore, we reduced the expected contingent obligation by $7.8 million. We will continue to assess the probability of achievement of the performance targets at the end of each reporting period, which may further impact the fair value of the contingent consideration. Consistent with the accounting for contingent consideration in a business combination, the change in the fair value is reflected in our statement of operations.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2011	2010	% Change
Provision for income taxes	$861	$2,280	(62)%
% of net revenue	—%	1%

The net provision for income taxes for the three months ended March 31, 2011, was $861,000, compared to a provision for income taxes of $2.3 million for the three months ended March 31, 2010. The provision for income taxes was derived using our estimated annual effective tax rate for 2011 and 2010, respectively. Our estimated annual 2011 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and from the benefit of federal research and development tax credits.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and proceeds from sale of common stock to our employees under employee stock compensation arrangements. Cash, cash equivalents and short-term marketable securities increased from $515.8 million at December 31, 2010 to $556.5 million at March 31, 2011.

Consolidated Cash Flow Data

	Three Months Ended
	March 31,
	2011	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,309	$18,346
Investing activities	(20,374)	(60,890)
Financing activities	16,805	23,095

Net increase (decrease) in cash and cash equivalents	$22,740	$(19,449)

Operating Activities

For the three months ended March 31, 2011, cash flow provided by operations of $26.3 million resulted primarily from our net income of $21.1 million and the following additional reasons:

•

Our net income included stock-based compensation, amortization of acquired intangible assets, depreciation, a change in our contingent earn-out liability and other non-cash charges. These non-cash charges totalled $23.0 million.

•	We invested $17.7 million in working capital for the three months ended March 31, 2011.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable increased by $4.9 million in the first three months of 2011, reflecting the timing of chipset sales and customer payments. Prepaid expenses and other current assets increased $3.7 million due primarily to increased employee contributions to our employee stock purchase plan. Accounts payable and accrued and other liabilities decreased by $8.9 million in the first three months of 2011, primarily due to the timing of inventory receipts, payments to our vendors, additions to customer incentive balances and a payout of annual variable compensation to our employees.

For the three months ended March 31, 2010, cash flow provided by operations of $18.3 million resulted primarily from our net income of $19.7 million and the following additional reasons:

•	Our net income included stock-based compensation, amortization of acquired intangible assets, depreciation and other non-cash charges. These non-cash charges totaled $28.6 million.

•	We invested $30.0 million in working capital for the three months ended March 31, 2010 primarily due to growth in inventory and receivables resulting from growth in our business.

Working capital is comprised of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. Accounts receivable increased by $11.8 million in the first quarter of 2010, reflecting the timing of chipset sales and customer payments. Inventory increased $12.6 million in the first quarter of 2010 due to the timing of inventory shipments and receipts. Prepaid expenses and other assets increased by $3.3 million due primarily to increased employee contributions to our employee stock purchase plan. Accounts payable and accrued and other liabilities decreased by $2.3 million in the first quarter of 2010, primarily due to the timing of inventory received and payments to our vendors.

Investing Activities

Net cash used in investing activities of $20.4 million during the three months ended March 31, 2011 was primarily due to the purchase of marketable securities, net of proceeds from maturities, of $18.1 million. Net cash used in investing activities of $60.9 million during the three months ended March 31, 2010 was primarily due to the purchase of marketable securities, net of proceeds from maturities, of $60.3 million. Our investments are in money market funds, U.S. government notes and bonds, corporate notes and bonds, commercial paper, auction-rate securities and other cost-based investments.

We purchased $2.3 million and $610,000 of property and equipment in the three months ended March 31, 2011 and 2010, respectively.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from stock option exercises of $16.8 million and $22.8 million in the three months ended March 31, 2011 and 2010, respectively.

Liquidity

We expect to experience an increase in our operating costs and expenses in absolute dollars for the foreseeable future in order to execute our business strategy. As a result, we anticipate that operating costs and expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Information regarding our contractual obligations is provided in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section of our Annual Report. We recorded $620,000 of additional liability due to unrecognized tax benefits in the three months ended March 31, 2011, and to date we have recorded a total of $31.4 million of unrecognized tax benefits as of March 31, 2011. Within the next twelve months, we could recognize approximately $16.5 million of our existing unrecognized tax benefits as a result of the lapse of statutes of limitations, the impact of which is not expected to be material to our results of operations.

As of March 31, 2011, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activities are, in order of importance, to preserve principal, provide liquidity and maximize income without significantly increasing risk. As of March 31, 2011, our investments were primarily in money market funds, corporate notes, corporate bonds, commercial paper, U.S. government securities and to a lesser extent, auction-rate securities and other cost-based investments. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government and non-government debt securities. Our long-term investments include auction-rate securities, which have been classified as long-term due to the lack of a liquid market for these securities. The risk associated with fluctuating interest rates is limited to our investment portfolio and we believe that a 10% change in interest rates will not have a significant impact on the fair value of our portfolio or on our interest income.

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

As of March 31, 2011, we had standby letters of credit outstanding totaling $1.3 million to secure operating leases for equipment. These standby letters of credit are secured by certificates of deposit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of our Annual Report.

Item 1A. Risk Factors

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below and the risk factors set forth in our Annual Report, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in the Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on Atheros, our business, financial condition and results of operations could be seriously harmed.

The failure to complete the proposed merger with QUALCOMM could adversely affect our business.

On January 5, 2011, we entered into the Merger Agreement with QUALCOMM, pursuant to which a wholly owned subsidiary of QUALCOMM will merge with and into us, and we will continue as the surviving corporation and become a wholly owned subsidiary of QUALCOMM, or the Merger. The Merger is subject to customary closing conditions, including but not limited to the receipt of foreign regulatory approvals. There is no assurance that the Merger with QUALCOMM will occur. If the proposed Merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to $103.7 million. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community and could adversely impact our relationship with our customers or suppliers. Finally, the pending Merger could result in disruptions to our business, and any such disruptions could continue or accelerate in the event the Merger is not consummated. There can be no assurance that our business, these relationships or our financial condition would not be adversely affected, as compared to the condition prior to the announcement of the Merger, as a result of the announcement or if the Merger is not consummated. While we currently expect the transaction to close in the second quarter of 2011 and we have received shareholder approval, we cannot provide assurance that the transaction will be ultimately consummated.

Our headquarters are located in California, and we have sales offices throughout Asia, and research and development facilities in California, Florida, India, Taiwan and China. Our third-party foundries and subcontractors are concentrated in Asia and elsewhere in the Pacific Rim and Israel. These areas are subject to significant weather and in some locations, earthquake-related risks. Any disruption to the operations of these offices, foundries and subcontractors resulting from typhoons, hurricanes, earthquakes or other natural disasters could cause significant delays in the development, production, shipment and sales of our products. For example, during the first quarter of 2011, Japan experienced severe earthquakes and a tsunami which could cause disruptions in our supply chain and adversely impact our ability, and the ability of our partners, to deliver finished goods to customers.

Taiwan Semiconductor Manufacturing Corporation, Semiconductor Manufacturing International Corporation, GlobalFoundries Inc., United Microelectronics Corporation, Silterra Malaysia Sdn. Bhd., and other foundries we may use in the future, which manufacture our chipsets, and subcontractors which perform substantially all of our assembly and testing, are located in Asia. Tower Semiconductor Ltd., which also manufactures our chipsets, is located in Israel. In addition, our headquarters are located in Northern California, and we have sales offices in Japan, Taiwan, Hong Kong, China and elsewhere in Asia, research and development facilities in Southern California, Florida, India, Taiwan and China and administrative offices in Macao. These areas are subject to hurricanes or typhoons, and the risk of an earthquake or an earthquake-related disaster such as a tsunami in the Pacific Rim region, the Indian Ocean region, or the Middle East, is significant due to the proximity of major earthquake fault lines. For example, in March 2011, Japan experienced several major earthquakes and a tsunami. These events have affected Japan’s infrastructure, caused power outages and disrupted business activities. Though our facilities in Japan suffered only nominal facility damages, our supply chain and customers are dependent on certain Japanese suppliers. While we typically carry additional inventory to meet the fluctuating demands of our customers, any delays in product delivery from Japanese suppliers may have an adverse effect on our ability to deliver our products to our customers, which could negatively impact our future financial results. Similarly, major earthquakes in Taiwan in the past have disrupted the facilities of several of these third-party contractors, as well as other providers of these services, and impaired their production capacity. In addition, a tsunami in December 2004 caused widespread destruction and disruption of business in India and throughout the Indian Ocean coastal region. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry, assembly and test capacity or research and development efforts, or our ability to market and sell our products. We may not be able to obtain alternate capacity on favorable terms, if at all and our research and development efforts could be slowed.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 5, 2011, by and among the Registrant, QUALCOMM Incorporated, a Delaware corporation, and T Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QUALCOMM (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2011, and incorporated herein by reference).

10.1	Offer Letter, dated December 7, 2010, by and between the Registrant and Dennis Kish.

10.2	Severance and Change in Control Agreement, dated December 7, 2010, by and between the Registrant and Dennis Kish.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2011

ATHEROS COMMUNICATIONS, INC.

/s/ Craig H. Barratt
Craig H. Barratt
President and Chief Executive Officer
(Principal executive officer)

/s/ Jack R. Lazar
Jack R. Lazar
Chief Financial Officer, Senior Vice President of Corporate Development, and Secretary
(Duly authorized officer and principal financial officer)

/s/ David D. Torre
David D. Torre
Vice President and Chief Accounting Officer
(Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 5, 2011, by and among the Registrant, QUALCOMM Incorporated, a Delaware corporation, and T Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QUALCOMM (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2011, and incorporated herein by reference).

10.1	Offer Letter, dated December 7, 2010, by and between the Registrant and Dennis Kish.

10.2	Severance and Change in Control Agreement, dated December 7, 2010, by and between the Registrant and Dennis Kish.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.